Form 10-Q
period 1996-03-31
DEEPTECH INTERNATIONAL INC
filed 1996-05-15
CIK 890647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM____TO____

                          COMMISSION FILE NO. 0-23934

                          DEEPTECH INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                       76-0289338
       (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                               600 TRAVIS STREET
                                   SUITE 7500
                             HOUSTON, TEXAS  77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 224-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  /X/    NO  / /

     AS OF MAY 14, 1996, THERE WERE OUTSTANDING 16,724,929 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of March 31, 1996 (unaudited) and June 30, 1995 . . . . . . . . . . . . 3
    Unaudited Consolidated Statement of Operations for the Three and Nine Months
      Ended March 31, 1996 and 1995, respectively   . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
    Unaudited Consolidated Statement of Cash Flows for the Nine Months
      Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
    Consolidated Statement of Stockholders' Equity for the Nine Months
      Ended March 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                              March 31,           June 30,
                                                                                 1996               1995
                                                                           ---------------      ------------
                                                                             (unaudited)
                      ASSETS
                      -------
Current assets:
  Cash and cash equivalents                                                  $     11,568       $    6,787
  Accounts receivable                                                               6,208            1,715
  Accounts receivable from affiliates                                               5,068            2,098
  Notes receivable from affiliates                                                  9,899            1,321
  Other current assets                                                                263              162
                                                                             ------------       ----------
    Total current assets                                                           33,006           12,083
                                                                             ------------       ----------
Property and equipment:
  Oil and gas properties, at cost, using successful efforts method                    255              655
  Other property and equipment                                                      1,784            2,021
                                                                             ------------       ----------
    Property and equipment                                                          2,039            2,676
  Less:  Accumulated depreciation and amortization                                    663              754
                                                                             ------------       ----------
    Property and equipment, net                                                     1,376            1,922
                                                                             ------------       ----------
Asset held for sale (Note 3)                                                           -            14,558
Equity investments                                                                  5,581            2,369
Receivables from affiliates                                                        99,626           89,361
Debt issue costs, net and other                                                     3,887            3,656
Deferred income taxes                                                               1,600            3,744
                                                                             ------------       ----------
    Total assets                                                             $    145,076       $  127,693
                                                                             ============       ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable                                                           $      1,440       $    5,172
  Accounts payable to affiliates                                                    6,875            1,409
  Notes payable                                                                     9,931            2,927
  Notes payable to affiliates                                                       6,640            6,972
  Interest payable                                                                  3,002            1,161
  Interest payable to affiliates                                                       -             4,383
  Accrued liabilities                                                               1,403            3,000
                                                                             ------------       ----------
    Total current liabilities                                                      29,291           25,024
Deferred income taxes                                                                  -               259
Long-term debt                                                                    101,242           91,381
Accumulated losses of equity investee in excess of investment                       1,730            8,008
                                                                             ------------       ----------
    Total liabilities                                                             132,263          124,672
                                                                             ------------       ----------
Minority interests in consolidated subsidiaries                                       263              639
                                                                             ------------       ----------
Commitments and contingencies (Note 9)
Stockholders' equity :
  Preferred stock, $.01 par, 10,000,000 shares authorized                              -                -
  Common stock, $.01 par, 100,000,000 shares authorized
    as of March 31, 1996 and June 30, 1995, 16,714,923
    and 15,664,798 shares issued and outstanding as of
    March 31, 1996 and June 30, 1995, respectively                                    167              157
Additional paid-in capital                                                         15,615           11,335
Accumulated deficit                                                                (3,232)          (9,110)
                                                                             ------------       ----------
                                                                                   12,550            2,382
                                                                             ------------       ----------
    Total liabilities and stockholders' equity                               $    145,076       $  127,693
                                                                             ============       ==========

The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                        Three months ended            Nine months ended
                                                             March 31,                   March 31,
                                                     ------------------------      -----------------------
                                                        1996          1995            1996       1995
Revenue:
  Oil and gas sales                                  $    18,195   $     6,926     $   26,968    $   13,875
  Equity in earnings                                       5,850         1,127         10,033         4,051
  Other                                                      -             202            459           581
                                                     -----------   -----------     ----------    ----------
                                                          24,045         8,255         37,460        18,507
                                                     -----------   -----------     ----------    ----------

Costs and expenses:
  Oil and gas purchases                                   18,026         6,338         26,309        12,947
  Operating expenses                                         -             -              477            -
  Losses of equity investees                                 167         3,298             -          9,948
  Exploration expenses                                       -              67             14            89
  Depreciation and amortization                               43            62            172           262
  General and administrative expenses                        370         1,119          2,942         2,528
                                                     -----------   -----------     ----------    ----------
                                                          18,606        10,884         29,914        25,774
                                                     -----------   -----------     ----------    ----------

Operating income (loss)                                    5,439        (2,629)         7,546        (7,267)
Gain on sale of asset                                        155           -              902            -
Interest and other income                                  3,463         1,829         11,104         5,873
Interest and other financing costs                        (3,888)       (2,297)        (9,612)       (6,692)
                                                     -----------   -----------     ----------    ----------
Income (loss) before minority interests
     and income taxes                                      5,169        (3,097)         9,940        (8,086)
Minority interests in consolidated subsidiaries             (357)          (87)          (667)         (326)
                                                     -----------   -----------     ----------    ----------
Income (loss) before income taxes                          4,812        (3,184)         9,273        (8,412)
Income tax expense (benefit)                               1,752        (1,136)         3,395        (3,070)
                                                     -----------   -----------     -----------   ----------

Net income (loss)                                    $     3,060   $   (2,048)     $    5,878    $   (5,342)
                                                     ===========   ==========      ==========    ==========
Net income (loss) per share                          $      0.17   $    (0.13)     $     0.35    $    (0.35)
                                                     ===========   ==========      ==========    ==========


The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                           -------------------------------
                                                                                  1996              1995
Cash flows from operating activities:
  Net income (loss)                                                          $      5,878       $   (5,342)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
    Minority interests in consolidated subsidiaries                                   667              326
    Depreciation and amortization                                                     172              262
    Amortization of debt issue costs                                                  839              647
    Equity in earnings                                                            (10,033)          (4,051)
    Losses of equity investees                                                         -             9,948
    Distributions from equity investments                                           6,260            6,110
    Gain on sale of assets                                                           (902)              -
    Deferred income taxes and other                                                 6,776           (4,998)
    Changes in operating working capital:
      Increase in accounts receivable                                              (4,492)            (880)
      (Increase) decrease in accounts receivable from affiliates                   (4,271)           2,723
      Increase in other current assets                                               (100)            (252)
      Decrease in accounts payable and accrued liabilities                         (4,989)          (2,380)
      Increase in accounts payable to affiliates                                    5,466            3,934
      Increase in interest payable                                                  1,842              106
      (Decrease) increase in interest payable to affiliates                        (4,383)             532
                                                                             ------------       ----------
         Net cash (used in) provided by operating activities                       (1,270)           6,685
                                                                             ------------       ----------

Cash flows from investing activities:
  Investment in equity investees                                                   (5,697)              -
  Repayment of advances to affiliates                                              25,799               -
  Advances to affiliates                                                          (28,571)              -
  Additions to property and equipment                                                (152)         (11,187)
  Additions to oil and gas properties                                                  -              (269)
  Other                                                                                53               -
                                                                             ------------       ----------
         Net cash used in investing activities                                     (8,568)         (11,456)
                                                                             ------------       ----------

Cash flows from financing activities:
  Proceeds from notes payable                                                      19,627            2,927
  Repayments of notes payable                                                      (2,927)          (1,590)
  Repayment of note payable to affiliates                                            (332)              -
  Debt issue costs                                                                   (843)              -
  Proceeds from issuance of common stock                                               -             1,044
  Dividends on subsidiary common stock                                               (906)            (207)
                                                                             ------------       ---------
         Net cash provided by financing activities                                 14,619            2,174
                                                                             ------------       ----------

Net increase (decrease) in cash and cash equivalents                                4,781           (2,597)
Cash and cash equivalents at beginning of year                                      6,787           12,008
                                                                             ------------       ----------

Cash and cash equivalents at end of period                                   $     11,568       $    9,411
                                                                             ============       ==========

Cash paid for interest, net of amounts capitalized                           $     11,315       $    5,293
Cash paid for income taxes                                                   $      1,700       $    1,171

   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                  Common Stock
                                                  ------------          Additional
                                           Number of         Par        paid-in     Accumulated
                                             shares         value        capital      deficit         Total
                                            ---------     ---------     ----------  ----------      --------
Balance, June 30, 1995                         15,665     $     157     $  11,335    $   (9,110)    $  2,382

Issuance of common stock (unaudited)            1,050            10         4,280         -            4,290

Net income for the nine months
  ended March 31, 1996 (unaudited)                 -            -             -           5,878        5,878
                                            ---------     ---------     ---------    ----------     --------

Balance, March 31, 1996
  (unaudited)                                  16,715     $     167     $  15,615    $   (3,232)    $ 12,550
                                            =========     =========     =========    ==========     ========

   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION:

DeepTech International Inc. ("DeepTech") is a diversified energy company engaged, through its operating subsidiaries, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located offshore the United States in the Gulf of Mexico (the "Gulf"). DeepTech's activities are concentrated primarily in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths greater than 1,500 feet) areas of the Gulf.

Transportation Services

Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, was formed in February 1989 to purchase, operate and expand offshore pipeline systems. Leviathan serves as the general partner of Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a New York Stock Exchange listed master limited partnership. The Partnership has interests in nine operating natural gas pipeline systems located offshore Louisiana and Texas as well as an interest in a sour crude oil system designed to serve new developments in the sub-salt and deepwater areas of the Gulf. The Partnership's assets also include five strategically located multi-purpose platforms and a dehydration facility. At March 31, 1996 and June 30, 1995, Leviathan owned an effective 27.3% interest in the Partnership.

Exploration and Production

Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 40%-owned subsidiary of DeepTech, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf. Flextrend Development Company, L.L.C. ("Flextrend Development"), an operating subsidiary of the Partnership, acquired Tatham Offshore's working interests, subject to certain reversionary rights, in three properties on June 30, 1995. Flextrend Development is engaged in the development and production of the oil and gas reserves underlying these properties. A wholly-owned subsidiary of Tatham Offshore, Tatham Offshore (Jersey) Ltd. ("TOJ"), incorporated in the Island of Jersey, has begun pursuing certain international opportunities in Nigeria. Dover Technology, Inc. ("Dover"), a 50%-owned subsidiary of DeepTech, owns a working interest in an oil and gas concession in the Gladden Basin offshore Belize.

Deepwater Production Services

In March 1995, DeepTech, through its 100%-owned subsidiary, DeepFlex Production Services, Inc. ("DeepFlex"), entered into a partnership agreement with an affiliate of Coflexip Stena Offshore Inc. ("Coflexip") to form DeepFlex Production Partners, L.P. ("DeepFlex Partners"). DeepFlex Partners is effectively owned 50% by DeepFlex and 50% by Coflexip. In December 1995, DeepFlex entered into an agreement with Highwood Partners, L.P. ("Highwood Partners") to form Deepwater Drillers, L.L.C. ("Deepwater Drillers").
Deepwater Drillers is effectively owned 50% by a wholly-owned subsidiary of DeepFlex and 50% by Highwood Partners. DeepFlex, through its subsidiaries and equity interests, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling services as well as the conversion of such rigs into floating production systems to be leased to producers in the Flextrend and Deepwater areas of the Gulf.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)





Marketing and Gas Processing

Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech, markets oil and gas production from Tatham Offshore, Flextrend Development, Louisiana Offshore Gathering Systems, L.L.C. ("LOGS") and third-party producers. LOGS is an operating subsidiary of the Partnership.

Offshore Gas Processors, Inc. ("Offshore Processors"), an 85%-owned subsidiary of DeepTech, engages in various activities relating to natural gas processing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DeepTech and those 50% or more owned subsidiaries controlled by DeepTech (collectively referred to as the "Company"). Mr. Thomas P. Tatham (the Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of DeepTech), key associates and management personnel of DeepTech individually own the minority interests in consolidated subsidiaries at March 31, 1996 and June 30, 1995. In November 1995, Dover began functioning as an independent business unit and is no longer controlled by DeepTech. The Company uses the equity method to account for its investments in unconsolidated entities in which the Company owns more than 20% of the voting interests. Equity in losses of an investee in excess of DeepTech's investment are recognized to the extent indebtedness of the equity investee is outstanding to DeepTech.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current period's presentation.

Earnings per share

Earnings (losses) per share is computed by dividing common equity in net income
(loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the three months ended March 31, 1996 and 1995 was 17,733,196 shares and 15,364,798 shares, respectively. The weighted average number of common shares and common stock equivalents outstanding for the nine months ended March 31, 1996 and 1995 was 16,670,138 shares and 15,277,186 shares, respectively.

NOTE 3 - ASSET HELD FOR SALE:

Asset held for sale at June 30, 1995 was comprised of the FPS Eddie Delahoussaye, a semisubmersible drilling rig, which the Company had transferred to DeepFlex Partners for the issuance of subordinated payment in kind indebtedness ("PIK Notes"). However, if certain conditions had not been satisfied by July 1, 1996, the Company would have been obligated to repurchase the rig for forgiveness of PIK Notes issued for the acquisition, maintenance and conversion of the rig plus accrued and unpaid interest.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)



In September 1995, the Company sold the FPS Eddie Delahoussaye (on behalf of DeepFlex Partners) to Reading & Bates (U.K.) Limited for $18.0 million which was comprised of (i) $3.0 million, (ii) 1,232,057 shares of Reading & Bates Corporation ("Reading & Bates") common stock and (iii) the forgiveness of $0.3 million of trade receivables due Reading & Bates from a wholly-owned subsidiary of DeepTech. DeepFlex Partners transferred the net sales proceeds (including the Reading & Bates common stock) to the Company as repayment of a portion of the PIK Notes issued by DeepFlex Partners. The Reading & Bates common stock was subsequently sold for $14.7 million.

NOTE 4 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                        Leviathan Gas                                         DeepFlex Production         Deepwater
                   Pipeline Partners, L.P.        Tatham Offshore, Inc.         Partners, L.P.          Drillers, L.L.C.
                   ------------------------     ------------------------      -------------------       -------------
                    March 31,     June 30,        March 31,    June 30,      March 31,    June 30,         March 31,
                      1996          1995            1996         1995           1996        1995              1996
Current assets     $   26,418    $  23,612      $   8,585      23,801     $       683     $    -        $        -
Noncurrent assets     385,250      270,881         83,811      70,919          42,779       29,973            17,217
Current liabilities    33,255       39,764         14,570      23,228              60          716            15,824
Long-term debt        171,206       65,413         60,000      60,000          39,686       29,361               -
Other noncurrent
  liabilities          16,761          554          9,009      31,512             -            -                 -


                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)


                                                                                               For the Nine Months
                                     For the Nine Months Ended March 31, 1996                 Ended March 31, 1995
                          -------------------------------------------------------------     ------------------------
                                         DeepFlex     Tatham                                               Tatham
                          Partnership    Partners    Offshore       Other       Total       Partnership    Offshore
Operating revenue          $  42,354   $    1,592   $   11,109                                $   25,983   $    4,909
Other income                     659        5,113       22,716                                     1,229        2,286
Operating expenses            (8,716)      (1,265)     (16,857)                                   (7,387)     (24,490)
Depreciation                  (9,712)        (252)        (840)                                   (4,801)        (802)
Other expenses                  (523)      (1,306)      (6,288)                                     (443)      (6,774)
                           ---------   ----------   ----------                                ----------    ---------
Net earnings (loss)           24,062        3,882        9,840                                    14,581      (24,871)
Effective ownership
   percentage                   27.3%          50%        39.8%                                     27.3%          40%
                           ---------   ----------   ----------                                ----------   ----------
                               6,569        1,941        3,916                                     3,965       (9,948)

Other                             29          -         (2,458)(a)        36                          86           -
                           ---------   ----------   ----------     ---------                   ---------   ----------
Equity in earnings
   (losses)                $   6,598   $    1,941   $    1,458     $      36     $  10,033     $   4,051   $   (9,948)
                           =========   ==========   ==========     =========     =========     =========   ==========
Distributions from
    equity investments     $   6,110   $      -     $       -      $     150     $   6,260      $  6,110   $     -
                           =========   ==========   ==========     =========     =========      ========   ==========

(a) Includes $2.0 million related to the elimination of a portion of profit generated from the sale of the Assigned Properties (Note 8) by Tatham Offshore to Flextrend Development, both of which are equity investees of DeepTech.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


The Partnership and its operating subsidiaries will distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. On March 26, 1996, the Partnership declared a $0.65 per Unit cash distribution payable to all holders of record of Preference Units and Common Units as of April 30, 1996. On May 15, 1996, Leviathan will receive $2,206,000 as its pro rata share of the distribution for the quarter ended March 31, 1996.

NOTE 5 - RECEIVABLES FROM AFFILIATES:

CURRENT NOTES RECEIVABLE FROM AFFILIATES

Promissory Notes

In December 1995, a wholly-owned subsidiary of DeepFlex and Highwood Partners formed Deepwater Drillers to acquire and operate the Treasure Searcher, a second generation semisubmersible drilling unit, for $14.5 million pursuant to the exercise of an option assigned from the Company (Note 6). As of March 31, 1996, DeepFlex had advanced $7.6 million to Deepwater Drillers in exchange for promissory notes ("Promissory Notes") which amounts are included in notes receivables from affiliates on the accompanying consolidated balance sheet. DeepFlex is obligated to make additional advances of up to $1.1 million to Deepwater Drillers for make ready and mobilization costs on the Treasure Searcher which will also be evidenced by Promissory Notes. Promissory Notes bear interest at 12% per annum, payable quarterly, and are due on December 5, 1996. The Promissory Notes are secured by a mortgage on the Treasure Searcher and are pledged to secure certain related indebtedness (Note 6). Interest income related to the Promissory Notes was $0.3 million for the nine months ended March 31, 1996.

Bridge Loan

In October 1995, DeepFlex entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore. Pursuant to the terms of the Bridge Loan, DeepFlex agreed to make $12.5 million of interim bridge financing available for borrowing by Tatham Offshore to fund a portion of Tatham Offshore's working capital and capital requirements. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. Interest income related to outstanding advances under the Bridge Loan totaled $0.2 million for the nine months ended March 31, 1996. The terms of the Bridge Loan required Tatham Offshore to undertake the Offering (discussed in Note 9) or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. In connection with the Bridge Loan (the "Bridge Commitment"), DeepTech agreed to defer until July 15, 1996 the payment of up to $4.0 million in management fees payable by Tatham Offshore under its management agreement with DeepTech. In addition, Tatham Offshore agreed to amend the Subordinated Notes to increase the interest rate from 11 3/4% to 13% per annum, effective July 1, 1997. DeepFlex advanced Tatham Offshore a total of $8.0 million under the Bridge Loan. On January 31, 1996, DeepFlex subscribed for the purchase of 10,000,000 Warrants in connection with the Offering (Note 9) at a cost of $5.0 million, which was paid through the forgiveness of $5.0 million of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used $3.1 million of Offering proceeds to repay the remaining principal and accrued interest outstanding under the Bridge Loan.

Other

On November 1, 1995, DeepTech agreed to assume $1.7 million of Dover's accounts receivable from Tatham Offshore in exchange for reducing Dover's payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1.7 million of accounts receivable from Tatham Offshore into an unsecured promissory note (the "Affiliate Note") which bears interest at 14.5% per annum. Interest on the Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments,

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

beginning on a date which is the earlier to occur of (i) November 1, 1997 or
(ii) the last day of the calendar month in which Tatham Offshore receives proceeds from the issuance of any preferred stock described in the Offering (Note 9) in a net total amount equal to or greater than $20.0 million. Interest income related to the Affiliate Note totaled $0.1 million for the nine months ended March 31, 1996.

LONG-TERM RECEIVABLES FROM AFFILIATES

Subordinated Convertible Promissory Notes Receivable

As of March 31, 1996, DeepTech holds an aggregate principal amount of $60.0 million of Tatham Offshore subordinated convertible promissory notes (the "Subordinated Notes"). The Subordinated Notes bear interest from the date of issuance at a rate of 11 3/4% per annum, payable quarterly in arrears; provided, however, effective July 1, 1997, interest shall accrue at a rate of 13% per annum. Interest income related to these notes totaled $5.3 million for the nine months ended March 31, 1996. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million commencing August 1, 1999. The Subordinated Notes are subordinate to all senior indebtedness of Tatham Offshore, which would include any indebtedness outstanding under the Affiliate Note. In addition, Tatham Offshore has agreed not to incur additional subordinated indebtedness without the consent of the holders of the Subordinated Notes. In October 1995, DeepTech issued waivers which allowed Tatham Offshore to (i) defer payment of interest due on its Subordinated Notes on October 1, 1995 until November 6, 1995 and (ii) incur indebtedness under the Bridge Loan.

PIK  Notes

As of March 31, 1996, DeepFlex Partners owed DeepFlex $39.6 million, evidenced by PIK Notes, which is included in receivables from affiliates on the accompanying consolidated balance sheet. Any additional advances from DeepFlex to DeepFlex Partners are to be evidenced by PIK Notes. PIK Notes bear interest at 12% per annum, payable quarterly, and are due on March 31, 2002. Interest is required to be paid under certain circumstances by the issuance of additional PIK Notes. The PIK Notes are subordinate to all indebtedness incurred by DeepFlex Partners for the acquisition, conversion or maintenance of any floating production system and are secured by a first mortgage on the FPS Laffit Pincay. Interest income related to the PIK Notes totaled $4.7 million for the nine months ended March 31, 1996.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)





NOTE 6 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                                   March 31, 1996           June 30, 1995
                                                               ----------------------   -----------------------
                                                               Current     Long-term     Current     Long-term
                                                                                 (in thousands)
Notes payable:
  Promissory note, bearing interest at 11% per
    annum, payable monthly, principal and accrued
    interest due on October 1, 1995, repaid on
    September 11, 1995                                         $     -     $     -      $    2,927   $     -
  Highwood Notes (hereinafter defined)                             7,627         -            -            -
  Term Loan (hereinafter defined)                                  2,304        9,696         -            -
  Senior Notes (hereinafter defined)                                 -         80,546         -         80,381
  Wilrig AS promissory notes                                         -         11,000         -         11,000

Notes payable to affiliates:
    Subordinated Promissory Notes, bearing interest at
    15% per annum, payable quarterly, principal due
    January 15, 1997                                               6,640         -            -            -
  Advances under a Senior Subordinated Master Credit
    Facility maturing January 1, 1996, in the aggregate
    amount of $10,000,000, unsecured, bearing interest
    on all outstanding balances at 12% per annum,
    principal and interest due at maturity                           -           -           3,350         -
  Subordinated Promissory Notes, bearing interest at
    7.06% to 10% per annum, principal and interest
    due January 1, 1996                                              -           -           3,568         -
  Other                                                              -           -              54         -

Highwood Notes

In December 1995, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $6.8 million due December 5, 1996 which funds were advanced to Deepwater Drillers in exchange for Promissory Notes (Note 5). The Highwood Notes are secured by a mortgage on the Treasure Searcher, the Promissory Notes issued to the Company by Deepwater Drillers, and approximately $3.0 million of PIK Notes. The Highwood Notes bear interest at 12%, payable quarterly. Interest expense on the Highwood Notes for the nine months ended March 31, 1996 totaled $0.3 million. Highwood Partners also committed to loan the Company up to $2.0 million to fund additional advances to Deepwater Drillers. Through March 31, 1996, DeepFlex has borrowed an additional $0.8 million from Highwood Partners pursuant to this commitment which funds were advanced to Deepwater Drillers in exchange for Promissory Notes.

In connection with the issuance of the Highwood Notes, the Company granted Highwood Partners warrants to acquire 372,973 shares of DeepTech common stock at $5.00 per share until December 5, 1997 and agreed that if the Highwood Notes are outstanding for longer than six months, the Company will issue warrants to purchase an additional 100,000 shares of DeepTech common stock on the same terms.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)





Term Loan

In February 1996, DeepFlex entered into a term loan agreement to borrow $12.0 million (the "Term Loan") from a syndicate of commercial lenders. The Term Loan bears interest at 12% per annum, payable monthly, is due on July 15, 1997 and is secured by substantially all tangible and intangible assets currently owned by DeepFlex, including the 10,000,000 Warrants purchased in connection with the Offering and all PIK Notes issued by DeepFlex Partners, except the $3.0 million of PIK Notes pledged to Highwood Partners. In addition, the lenders required an assignment by DeepFlex of the first preferred ship mortgage on the FPS Laffit Pincay which is securing the PIK Notes. In connection with the Term Loan, DeepTech issued to the lenders warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share. One of the lenders, Citibank, N.A., required that Mr. Tatham guarantee $6.0 million of the Term Loan. In exchange for Mr. Tatham agreeing to guarantee a portion of the Term Loan, Mr. Tatham received from Citibank, N.A. warrants to purchase 333,333 shares of DeepTech common stock, twenty-five percent of the loan fees payable by the Company to Citibank, N.A. and a quarterly fee equal to 50 basis points per annum for the period the guaranty is outstanding. Proceeds from the Term Loan were utilized to repay $3.5 million of the Short-Term Notes, as hereinafter defined, for expenses incurred in connection with the Term Loan and for working capital and general corporate requirements. DeepFlex is required to make monthly principal payments equal to its excess cash flow as defined in the Term Loan agreement beginning in October 1996. In addition, in the event that DeepFlex does not purchase $6.0 million of Tatham Offshore's Convertible Exchangeable Preferred Stock (Note 9) or make $6.0 million of other permitted investments, as defined in the Term Loan agreement, no later than September 1, 1996, DeepFlex must prepay the Term Loan by the lesser of $2.0 million and the difference between $6.0 million and the total amount of Tatham Offshore's Convertible Exchangeable Preferred Stock acquired or other permitted investments made. Interest expense and amortization of debt issue costs related to the Term Loan for the nine months ended March 31, 1996 totaled $0.3 million.

Senior Notes

On March 21, 1994, DeepTech completed a public offering of $82.0 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $8.0 million for the nine months ended March 31, 1996.

Wilrig AS promissory notes

In November 1994, the Company issued promissory notes to Wilrig AS ("Wilrig") in the aggregate principal amount of $11.0 million due December 1997 to acquire the semisubmersible drilling rig, the FPS Eddie Delahoussaye. Interest expense related to this debt is payable quarterly at 10% per annum and totaled $0.8 million for the nine months ended March 31, 1996. In addition to the acquisition of the FPS Eddie Delahoussaye, DeepTech obtained an option to acquire the semisubmersible rig, the Treasure Searcher, from Wilrig. In December 1995, the Company assigned its option to acquire the Treasure Searcher to Deepwater Drillers, which then exercised the option.

Notes payable to affiliates

In December 1995 and January 1996, DeepTech paid $0.3 million in principal of the notes payable to affiliates due on January 1, 1996. In January 1996, the Company issued $10.1 million in unsecured notes payable (the "Short-Term Notes") bearing interest at 18% per annum and due on February 15, 1996 to affiliates in settlement of the remaining $6.7 million of principal and $3.4 million of interest which was due on January 1, 1996.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


In February 1996, DeepTech refinanced $6.6 million of Short-Term Notes in the form of subordinated unsecured notes issued by DeepTech to affiliates (the "DeepTech Subordinated Notes") and guaranteed by DeepFlex on a subordinated basis to the Term Loan. The DeepTech Subordinated Notes are due January 15, 1997 and bear interest at 15% per annum, payable quarterly. In connection with this refinancing, these affiliates received warrants to purchase 1,475,555 shares of DeepTech common stock at $4.50 per share. Interest expense and amortization of debt issue costs related to the DeepTech Subordinated Notes totaled $0.2 million for the nine months ended March 31, 1996.

NOTE 7 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants to noteholders, employees and an investment banking firm. During the nine months ended March 31, 1996, DeepTech issued 825,125 shares of common stock pursuant to the exercise of outstanding warrants and options. At March 31, 1996, DeepTech had outstanding warrants and options to acquire 11,409,196 shares of common stock.

In connection with the original acquisition financing for the FPS Laffit Pincay, which was sold to DeepFlex Partners in March 1995, the Company had granted a 25% net profits interest in the economic profits from the sale, lease, charter or other operation of the semisubmersible rig to the noteholder. The estimated net present value of such consideration was recorded as debt issue costs at the time of the acquisition. In late 1995, the parties agreed to the full, final and complete resolution of all claims arising out of the loan agreement. In exchange for releasing and forever discharging the Company from any obligations under the loan agreement, the noteholder received $300,000 and 125,000 shares of DeepTech common stock valued as of November 30, 1995. Final closing, settlement and payment was completed on February 5, 1996. DeepFlex Partners issued additional PIK Notes to DeepFlex to reimburse its settlement costs.

In December 1994, the Company agreed to charter a multi-purpose service vessel for use in the Gulf from Alpha Marine Services (the "Edison Chouest Agreement") for a two-year period commencing in May 1995 with an option to extend the charter for up to an additional 13 years. In return, the Company agreed to pay an initial base day rate of $6,980 as a charter fee for use of the vessel. The Company executed an agreement with Alpha Marine Services effective October 1, 1995 to terminate the Edison Chouest Agreement in exchange for the issuance by DeepTech of 100,000 shares of its common stock to Alpha Marine Services.

NOTE 8 - RELATED PARTY TRANSACTIONS:

DeepTech has entered into management agreements with each of its subsidiaries, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. The management fee is intended to reimburse DeepTech for the estimated costs of the services provided to each affiliate. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement. The Partnership and Tatham Offshore were each charged an annual management fee equal to 40% of DeepTech's unreimbursed overhead through October 31, 1995. Effective November 1, 1995, DeepTech redetermined the level of services provided to each of its subsidiaries and amended the management agreements with Leviathan and Tatham Offshore to provide for an annual management fee of 45.3% and 27.4%, respectively, of DeepTech's overhead. In addition, in November 1995, Dover began functioning as a stand alone business unit with its own management and employees and therefore has terminated its management agreement with DeepTech. During the nine months ended March 31, 1996, the Partnership and Tatham Offshore were charged $5.3 million and $3.5 million, respectively, under their respective management agreements. At March 31, 1996, the Partnership and Tatham Offshore owed the Company $1.0 million and $4.0 million, respectively, for expenses and general and administrative costs allocated under their

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


respective management agreements. Under the terms of the Bridge Commitment, the payment by Tatham Offshore of expenses and general and administrative costs allocated under their management agreement of up to $4.0 million has been deferred until July 15, 1996.

On August 14, 1995, November 17, 1995, and February 14, 1996, Leviathan Holdings paid dividends of $0.6 million, $0.8 million and $4.2 million, respectively, to its common stockholders, which included DeepTech as a result of its 85% ownership interest in Leviathan Holdings.

Dover charged Tatham Offshore and the Partnership $0.4 million and $0.1 million, respectively, during the nine months ended March 31, 1996 for services related to the evaluation of oil and gas properties.

Tatham Offshore has entered into transportation, processing and platform access agreements with the Partnership pursuant to a Master Gas Dedication Agreement in which Tatham Offshore has dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership has agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. For the year ending December 31, 1996, Tatham Offshore was obligated to pay $8.1 million in demand charge payments. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ended June 30, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay demand charges under these agreements.

Effective February 1, 1996, Tatham Offshore agreed to prepay all remaining demand charge payments under the transportation agreements with the Partnership covering Tatham Offshore's Ewing Bank and Ship Shoal properties, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore preferred stock (the "Senior Preferred Stock"). Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. At any time on or after September 30, 1998, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Series A Preferred Stock, as hereinafter defined, with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In addition, the Partnership will be entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties, as hereinafter defined, prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore also granted the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for Mr. Tatham, (ii) a mandatory arrangement for certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants will defer all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


period, each participant is entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% times their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore - $3.50 and the Partnership - $23.75) or the average closing price for the applicable month. Options are exercisable only by cancellation of the participant's cash salary. Each participant will earn credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except Mr. Tatham can receive all or a portion of their salary in cash if they do not elect to exercise any options. As of May 14, 1996, Mr. Tatham had exercised options to purchase 450,125 shares of DeepTech common stock at approximately $4.00 per share in payment of salary due for the nine months ended March 31, 1996. In addition, other senior executives and employees have exercised options to acquire 85,006 shares of DeepTech common stock at approximately $4.00 per share and 120,948 shares of Tatham Offshore common stock through May 14, 1996 in connection with the mandatory arrangement for certain senior executives of DeepTech. As a result of issuing its common stock, Tatham Offshore received a $0.2 million credit against its management fees payable to DeepTech. In November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech.

In June 1995, Mr. Tatham was awarded a $200,000 bonus, which the Company allowed him to defer pursuant to the terms of the mandatory deferred compensation arrangement discussed above. In August 1995, Mr. Tatham exercised options to purchase 150,000 shares of DeepTech common stock at $4.00 per share in payment of this bonus.

In connection with the sale of the FPS Eddie Delahoussaye, Mr. Tatham was awarded a $200,000 bonus which he also deferred pursuant to the terms of the mandatory deferred compensation arrangement. On September 25, 1995, Mr. Tatham exercised options to purchase 150,000 shares of DeepTech common stock at $4.00 per share in settlement of this bonus.

In November 1994, DeepTech's Board of Directors (the "Board") authorized DeepTech to agree to reimburse Mr. Tatham for costs he incurred in connection with agreements he made with each of two outside directors pursuant to which Mr. Tatham had granted each director options to purchase 150,000 shares of the common stock of DeepTech held by Mr. Tatham at his cost with respect thereto. These options were granted to the two outside directors in connection with their appointment to the Board. In September 1995, the Compensation Committee of the Board authorized DeepTech to grant Mr. Tatham options to purchase 300,000 shares of DeepTech's common stock at $5.00 per share, the estimated fair market value at the date of grant, and to pay Mr. Tatham $705,000 which was settled in part by canceling Mr. Tatham's obligation under an unsecured demand note in the original principal amount of $600,000.

Tatham Offshore assigned to Flextrend Development, subject to certain reversionary interests, a 75% working interest in its Phar Lap (Shallow) (Viosca Knoll Block 817), a 50% working interest in its Spectacular Bid (Garden Banks Block 72) and a 50% working interest in its Spend A Buck (Garden Banks Block 117) properties (the "Assigned Properties") pursuant to a purchase and sale agreement dated June 30, 1995 (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, Tatham Offshore received $15.0 million at closing and an additional $15.0 million on August 15, 1995. Additionally, Flextrend Development has committed, subject to obtaining financing, to pay all of its working interest share of costs associated with the drilling and, if successful, completion of a minimum of five new wells, two on Phar Lap (Shallow), two on Spectacular Bid and one on Spend A Buck, and the completion and tie-back of one existing well located on Spend A Buck.
Flextrend Development is entitled to retain all of the revenues attributable to such working interests until it has received net revenues equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of its working interests, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


Development with respect to the working interest (including the $30.0 million paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. After having an opportunity to review the initial production history from the properties, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interest in either the Phar Lap (Shallow) property or the Spectacular Bid/Spend A Buck properties in exchange for forgiving 25% of the then existing Payout Amount, or (ii) to permanently retain 50% of the assigned working interest in all three properties in exchange for forgiving 50% of the then existing Payout Amount. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore.

In September 1995, Tatham Offshore acquired an aggregate 25% working interest in Phar Lap (Shallow) (Viosca Knoll Block 817) and an approximate 12.5% working interest in the remainder of the Phar Lap Unit (the "Phar Lap Working Interest") from two industry partners for a total of $16.0 million in convertible production payments payable from 25% of the net cash flow from the Phar Lap Working Interest so acquired. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase the convertible production payments for an amount equal to 50% of the unrecovered portion thereof. In December 1995, Flextrend Development completed drilling operations and placed on production its initial well on the Viosca Knoll 817 project. The cost of the Viosca Knoll 817 #A-1 well totaled $6.7 million. In January 1996, Flextrend Development completed drilling operations and placed on production its Viosca Knoll 817 #A-2 well at an estimated cost of $3.3 million. In February 1996, Flextrend Development encountered difficulty in completing the drilling operations with respect to the Viosca Knoll 817 #A-3 well. Flextrend Development had substantially completed the drilling of the high angle production well bore when the drill pipe became lodged. Remedial efforts to remove the drill pipe were unsuccessful and Flextrend Development elected to temporarily abandon the well while preserving the unobstructed portion of the well bore for future completion in the 2,400 foot zone. Flextrend Development drilled a replacement well, the Viosca Knoll 817 #A-5 well, to access the Text. X-1 reservoir in which Flextrend Development had encountered approximately 108 feet of net gas pay in the Viosca Knoll 817 #A-3 well. In March 1996, Flextrend Development completed drilling operations and placed on production the Viosca Knoll 817 #A-5 well at an estimated cost of $2.7 million. Approximately $4.4 million of costs were incurred in drilling the Viosca Knoll 817 #A-3 well. The Viosca Knoll 817 project is owned 75% by Flextrend Development and 25% by Tatham Offshore.

Tatham Offshore and the Partnership have agreed to sell all of their oil and gas production to Offshore Marketing on a month to month basis. The agreements with Tatham Offshore and the Partnership provide Offshore Marketing marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. During the nine months ended March 31, 1996, substantially all of Offshore Marketing oil and gas purchases were derived from purchases from Tatham Offshore and the Partnership.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will extend until Flextrend Development completes its drilling program at Garden Banks Block 117. Net proceeds from the contract drilling services will be used to pay interest and principal to DeepFlex on the PIK Notes.

In October 1995, Mr. Tatham executed an unsecured demand note in favor of DeepTech for $250,000 bearing interest at 15% per annum. This demand note was paid in full in January 1996.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Certain of DeepTech's subsidiaries will need substantial additional capital in order to implement their business strategies and to meet their debt service requirements and other long-term obligations. There can be no assurances, however, that DeepTech or these subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, DeepTech's Senior Note Indenture contains covenants that among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

Tatham Offshore also has substantial future capital requirements associated with the full development of its oil and gas properties. Realization of the full potential of Tatham Offshore's properties is dependent upon its ability to obtain sufficient additional equity capital or project financing.

Tatham Offshore has experienced liquidity problems resulting primarily from substantial negative cash flow from operations. A portion of proceeds from the sale of Warrants (discussed below) was used to repay outstanding indebtedness under the Bridge Loan. The remaining proceeds are being used to fund a portion of Tatham Offshore's anticipated cash flow shortfall and estimated capital requirements. Effective February 1, 1996, Tatham Offshore prepaid certain of its remaining demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership (Note 8). Tatham Offshore continues to pursue other financing alternatives including the sale or farmout of a selected portion of its remaining principal properties.

On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. It is projected interim regulations addressing implementation of the new law will be published by May 28, 1996 and Tatham Offshore intends to promptly apply for relief once these regulations are promulgated. Tatham Offshore believes that many of its properties will qualify for royalty relief and that if the requested royalty abatement is granted, the resulting improved economics will be sufficient to obtain development financing or an industry farmout arrangement.

In an effort to address its near-term capital needs and to provide a mechanism to repay any outstanding indebtedness under the Bridge Loan, Tatham Offshore filed a registration statement with the Commission (the "Offering"), which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1995, rights (the "Rights") to purchase up to 25,120,948 warrants (the "Warrants"). Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. Each Warrant entitles the holder thereof to purchase one share of (i) Series A 12% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.50 per share ("Series A Preferred Stock") at any time prior to 5:00 p.m., New York time on July 1, 1996, (ii) Series B 8% Convertible Exchangeable Preferred Stock, which has a liquidation of $1.00 per share ("Series B Preferred Stock") at any time prior to 5:00 p.m., New York time on October 1, 1996 or (iii) Series C 4% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $0.50 per share ("Series C Preferred Stock" and together with the Series A Preferred Stock and Series B Preferred Stock, the "Convertible Exchangeable Preferred Stock") at any time prior to 5:00 p.m., New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


unexercised at 5:00 p.m., New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by Tatham Offshore under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four warrants (the "Exchange Warrants" and together with the Rights, the Warrants, the Convertible Exchangeable Preferred Stock and the Mandatory Redeemable Preferred Stock, the "Securities") entitling the holder thereof to purchase one share of Tatham Offshore common stock at a price equal to the lowest average closing price of Tatham Offshore's common stock on the Nasdaq National Market for five consecutive days from and after the record date, December 26, 1995, and through and including June 30, 1996 (the "Trading Reference Price"). The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at the Trading Reference Price. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of Tatham Offshore. As of January 31, 1996 (the expiration date of the Rights), the Offering was over-subscribed. Tatham Offshore issued 25,120,948 Warrants and received $12.6 million in gross proceeds (approximately $11.3 million, net) pursuant to the exercise of Rights.

On October 16, 1995, Tatham Offshore received notification from the Nasdaq National Market that because Tatham Offshore had reported losses in the past three fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1995, Tatham Offshore no longer met the listing requirements for continued inclusion on the Nasdaq National Market. On December 20, 1995 and March 1, 1996, the Nasdaq National Market granted Tatham Offshore exceptions to the net tangible assets requirement. The exceptions extended until March 31, 1996 and were conditioned upon, among other things, the completion of the Offering on or before January 31, 1996 and Tatham Offshore's satisfaction of all requirements necessary for continued listing, including the net tangible assets requirement, on or before March 31, 1996. Tatham Offshore complied with the net tangible assets requirement and other conditions which has allowed Tatham Offshore to continue its listing on the Nasdaq National Market.

In February 1996, TOJ entered into agreements to acquire a minority equity interest in Gas Participacges Ltda. ("GASPART"). GASPART in turn owns a minority equity interest (approximately 41.5%) in seven local natural gas distribution companies in Brazil. The remaining equity interest in each local distribution company is owned by Petrobras, the Brazilian state-owned oil company and the state government for the state in which its operations are conducted. TOJ's interest in GASPART will be financed on a non-recourse basis under an arrangement by which title to TOJ's shares in GASPART will be transferred to the lender subject to an option to reacquire the shares at a price equal to the original cost thereof plus interest thereon at the London Interbank Offer Rate ("LIBOR"). The option will be exercisable at any time until the expiration of 375 days from the closing date. All approvals and consents for these transactions have been obtained and applicable rights of first refusal have expired. The consummation of these transactions remains subject to the negotiation, preparation and execution of final closing documents with respect to TOJ's participation in the transaction.

Flextrend Development has committed, subject to obtaining financing, to pay all of its working interest share of the costs associated with the drilling and, if successful, completion of a minimum of five new wells on the Assigned Properties and the completion and tie-back of one existing well. Flextrend Development anticipates funding future development costs with borrowings under the Partnership's credit facility and operating cash flow.

In the ordinary course of business, DeepTech and its operating subsidiaries are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or the results of operations of the Company. Various legal actions which have arisen in the ordinary course of business are pending with respect to the assets of the Company. The Company is also involved

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


in certain legal and regulatory proceedings. It is the opinion of management that the disposition of the Company's pending legal proceedings will not individually, or in the aggregate, have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I of the quarterly report.

GENERAL

OVERVIEW. DeepTech is a diversified energy company engaged, through its operating subsidiaries (the "Subsidiaries"), in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas primarily located offshore the United States in the Gulf, with principal focus in the Flextrend and Deepwater areas. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries to pay its operating expenses, service its debt and satisfy its other obligations.

The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the three and nine months ended March 31, 1996.

LEVIATHAN AND THE PARTNERSHIP. Leviathan serves as the general partner of the Partnership and currently owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech's interest). The Partnership's operations consist primarily of the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership's assets include interests in (i) nine operating natural gas pipeline systems (the "Pipelines"), (ii) a crude oil pipeline system (the "Poseidon Oil Pipeline"), (iii) five strategically located multi-purpose platforms, (iv) three oil and gas properties, which contain proved reserves,
(v) an overriding royalty interest and (vi) a dehydration facility.

The Pipelines include 981 miles of natural gas pipelines with an approximate capacity of 5.6 billion cubic feet ("Bcf") of gas per day, strategically located to serve five distinct producing areas offshore Louisiana and eastern Texas in the Gulf. The Partnership's interest in the Pipelines is owned through a 100% interest in each of Ewing Bank Gathering Company, L.L.C., a Delaware limited liability company ("Ewing Bank"), Louisiana Offshore Gathering Systems, L.L.C., a Delaware limited liability company ("LOGS"), Green Canyon Pipe Line Company, L.L.C., a Delaware limited liability company ("Green Canyon"), Tarpon Transmission Company, a Texas corporation ("Tarpon") and, indirectly through LOGS and Manta Ray Pipeline Holding Company, L.L.C. ("Manta Ray"), the Manta Ray System; a 50% partnership interest in each of Stingray Pipeline Company, a Louisiana general partnership ("Stingray") and Viosca Knoll Gathering Company, a Delaware general partnership ("Viosca Knoll"); a 40% partnership interest in High Island Offshore System, a Delaware general partnership ("HIOS"); and a 33 1/3% partnership interest in U-T Offshore System, a Delaware general partnership ("UTOS").

The Partnership also owns a 100% interest in Poseidon Pipeline Company, L.L.C., a Delaware limited liability company ("Poseidon LLC"), which owns a 50% interest in Poseidon Oil Pipeline Company, L.L.C., a Delaware limited liability company ("POPCO"). POPCO was formed to construct, own and operate the Poseidon Oil Pipeline. As designed, the Poseidon Oil Pipeline will consist of approximately 200 miles of pipeline with a maximum capacity of 400,000 barrels per day of sour crude oil. Phase I of the system consists of approximately 117 miles of pipeline which extends from a platform in Garden Banks Block 72 in an easterly direction to a platform in Ship Shoal Block 332. Phase I of the system was placed in service in April 1996 with a maximum hydrolic capacity of 200,000 barrels of oil per day. Phase II of the pipeline, which is scheduled to be constructed later this year, will consist of approximately 83 miles of pipeline extending from the platform in Ship Shoal Block 332 in a northerly direction to a terminus located in southern Louisiana.

The Partnership owns interests in five strategically located multi-purpose platforms in the Gulf that have processing capabilities which complement the Partnership's pipeline operations. The multi-purpose platforms serve as junctions in the pipeline grid and enable the Partnership to perform maintenance functions on its pipelines. In addition, the multi-purpose platforms serve as landing sites for deeper water production and as sites for the location of gas compression facilities and drilling operations.

On June 30, 1995, Flextrend Development acquired a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117, subject to certain reversionary rights, from Tatham Offshore. Each of the above leases is operated by Flextrend Development. The Viosca Knoll Block 817 lease is currently producing a total of approximately 90 million cubic feet ("MMcf") of gas per day from three wells when platform drilling activities permit. The well deliverability from the Viosca Knoll Block 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform. The Viosca Knoll 817 project is owned 75% by Flextrend Development and 25% by Tatham Offshore. In addition, the Partnership has drilled and is in the process of placing on production two wells on the Garden Banks Block 72 lease and is in the process of completing and placing on production an existing well on Garden Banks Block 117.

The Partnership also owns a 50% interest in West Cameron Dehydration Company, L.L.C., a Delaware limited liability company ("West Cameron Dehy"), which owns a dehydration facility located at the terminus of the Stingray pipeline, onshore Louisiana.

TATHAM OFFSHORE. Tatham Offshore's principal producing well, the Ewing Bank 914 #2 well, commenced production in late August 1993. Production from the Ewing Bank 914 #2 well was either impaired or shut-in during the first two quarters of fiscal 1995 as a result of a paraffin build-up problem in the flow lines that connect the subsea wellhead to a shallow water platform. The flow lines were replaced and production resumed in December 1994. During the nine months ended March 31, 1996, Tatham Offshore conducted remedial operations to dislodge a pigging device from the flow lines at its Ewing Bank 914 #2 well and installed chemical injection lines at an aggregate estimated cost of $3.2 million. In the month of January 1996, the Ewing Bank 914 #2 well produced an average of approximately 2,300 barrels of oil and 4.3 MMcf of gas per day. In February 1996, the Ewing Bank 914 #2 well started to produce some water (increasing to approximately 48% of total production by May 10, 1996) resulting in a reduction of the hydrocarbon production. During the three months ended March 31, 1996, the Ewing Bank 914 #2 well produced an average of approximately 1,600 barrels of oil and 3.3 MMcf of gas per day. The well was producing at a rate of approximately 1,240 barrels of oil and 2.7 MMcf of gas per day on May 10, 1996. Tatham Offshore estimates that is has produced approximately 67% of the proved reserves originally estimated for the current producing zone, the PA-4 reservoir, by Ryder Scott & Company in their report as of June 30, 1995. Given the current state of operations, it is difficult to predict future production rates from the well. Tatham Offshore's current revenue is dependent, in large part, on production from this well.

Tatham Offshore's Silent Beauty field at West Delta Block 35, in which Tatham Offshore owns a 38% working interest, commenced production in July 1993 and currently contains two producing wells. During the nine months ended March 31, 1996, Tatham Offshore's interest in production from these wells totaled 292 MMcf of gas and 7,745 barrels of oil.

In July 1994, Tatham Offshore commenced production from its Genuine Risk project located at Ship Shoal Block 331. Although Tatham Offshore has completed three wells at Genuine Risk, completion and production problems have caused each of these wells to be shut-in.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
1995

Oil and gas sales totaled $18.2 million for the three months ended March 31, 1996 as compared with $6.9 million for the three months ended March 31, 1995. During the three months ended March 31, 1996 and 1995, the Company derived its oil and gas revenue by marketing primarily Tatham Offshore, LOGS and third-party producers' gas and oil production. In December 1995, the Company began marketing Flextrend Development's gas production. During the three months ended March 31, 1996, production purchased from affiliates provided Offshore Marketing marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. During the three months ended March 31, 1996, the Company sold 5,488 MMcf of gas and 124,815 barrels of oil at average prices of $2.86 per thousand cubic feet ("Mcf") and $19.99 per barrel, respectively. During the same period in 1995, the Company sold 2,070 MMcf of gas and 182,000 barrels of oil at average prices of $1.76 per Mcf and $17.94 per barrel, respectively.

Equity in earnings totaled $5.9 million for the three months ended March 31, 1996 as compared with $1.1 million for the same period in 1995. Equity in earnings for the three months ended March 31, 1996 included equity earnings of the Partnership and Tatham Offshore of $3.0 million and $2.9 million, respectively. Equity in earnings for the three months ended March 31, 1995 included $1.1 million of equity earnings from the Partnership. During the three months ended March 31, 1996, the Partnership had total revenue of $19.6 million as compared with total Partnership revenue of $8.5 million for the three months ended March 31, 1995. For the three months ended March 31, 1996, the total throughput, net to the combined interest of Leviathan and the Partnership in the Pipelines, was 247.3 Bcf as compared with 114.5 Bcf for the three months ended March 31, 1995. During the three months ended March 31, 1996, Tatham Offshore had total operating revenue of $5.9 million and net nonoperating income of $9.1 million which was primarily related to the sale of the Assigned Properties to Flextrend Development. During the three months ended March 31, 1996, Tatham Offshore sold 1,285 MMcf of gas and 110,116 barrels of oil at average prices of $2.92 per Mcf and $19.57 per barrel, respectively. Tatham Offshore's depreciation and operating expenses for the three months ended March 31, 1996 totaled $4.4 million.

Other revenue for the three months ended March 31, 1995 totaled $0.2 million and was primarily attributable to revenue in respect of professional services rendered by Dover to Tatham Offshore and the Partnership. Commencing November 1, 1995, DeepTech accounts for its investment in Dover using the equity method of accounting.

Oil and gas purchases for the three months ended March 31, 1996 totaled $18.0 million as compared with $6.3 million for the three months ended March 31, 1995. The activity for both periods represented the cost of oil and gas purchased from Tatham Offshore, LOGS and third parties for resale. The activity for the three months ended March 31, 1996 also included the cost of gas production purchased from Flextrend Development. During the three months ended March 31, 1996, the Company purchased 5,485 MMcf of gas and 124,815 barrels of oil at average prices of $2.84 per Mcf and $19.59 per barrel, respectively. During the three months ended March 31, 1995, the Company purchased 2,070 MMcf of gas and 182,000 barrels of oil at average prices of $1.60 per Mcf and $16.51 per barrel, respectively.

Losses of equity investees for the three months ended March 31, 1996 of $0.2 million related to equity losses of DeepFlex Partners whereas the losses of equity investees for the three months ended March 31, 1995 related to equity losses of Tatham Offshore and totaled $3.3 million. During the three months ended March 31, 1996, DeepFlex Partners had total revenue of $1.6 million and total operating, depreciation and other expenses of $2.0 million. The Company owns an effective 50% interest in DeepFlex Partners. For the three months ended March 31, 1995, Tatham Offshore had total revenue of $2.7 million and sold 447 MMcf of gas and 123,815 barrels of oil at average prices of $1.57 per Mcf and $16.48 per barrel, respectively. Tatham Offshore's depreciation, operating and net interest expenses totaled $11.0 million for the three months ended March 31, 1995.

Depreciation and amortization totaled $43,000 for the three months ended March 31, 1996 as compared with $62,000 for the three months ended March 31, 1995. Depreciation for both periods related to the Company's vehicles and office furniture and equipment.

General and administrative expenses for the three months ended March 31, 1996 totaled $0.4 million as compared with $1.1 million for the three months ended March 31, 1995. The decrease in general and administrative expenses was primarily attributable to a $0.8 million charge to the Partnership to compensate the Company for additional taxable income allocated to Leviathan.

Operating income for the three months ended March 31, 1996 totaled $5.4 million as compared with an operating loss of $2.6 million for the three months ended March 31, 1995. The change in operating income (loss) primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended March 31, 1996 totaled $3.5 million as compared with $1.8 million for the three months ended March 31, 1995. Interest and other income for the three months ended March 31, 1996 included interest income derived from (i) the Subordinated Notes of $1.8 million, (ii) the PIK Notes of $1.1 million, (iii) the Promissory Notes of $0.2 million, (iv) the Bridge Loan of $0.1 million and (iv) other of $0.3 million. Interest and other income for the three months ended March 31, 1995 included interest income derived from the Subordinated Notes of $1.7 million and interest earned on available cash of $0.1 million.

Interest and other financing costs for the three months ended March 31, 1996 totaled $3.9 million as compared with $2.3 million for the three months ended March 31, 1995. Interest and other financing costs for the three months ended March 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Term Loan and the DeepTech Subordinated Notes of $0.5 million, (iii) interest related to the Highwood Notes and Wilrig Notes of $0.5 million and (iv) interest expense related to other debt of $0.2 million. Interest and other financing costs for the three months ended March 31, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million and $0.6 million of interest expense related to other debt offset by capitalized interest on construction and refurbishment activities related to the FPS Laffit Pincay of $1.0 million.

During the three months ended March 31, 1996, the Company recorded income tax expense of $1.8 million, reflecting an effective tax rate of approximately 34%. During the three months ended March 31, 1995, the Company recorded an income tax benefit of $1.1 million.

After taking into account a $0.4 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the three months ended March 31, 1996 totaled $3.1 million. For the three months ended March 31, 1995, the Company reported a net loss of $2.0 million after taking into account a $0.1 million loss resulting from minority interests in consolidated subsidiaries.

Nine Months Ended March 31, 1996 Compared with Nine Months Ended March 31, 1995

Oil and gas sales totaled $27.0 million for the nine months ended March 31, 1996 as compared with $13.9 million for the nine months ended March 31, 1995. During the nine months ended March 31, 1996 and 1995, the Company derived its oil and gas revenue by marketing primarily Tatham Offshore, LOGS and third-party producers' gas and oil production. In December 1995, the Company began marketing Flextrend Development's gas production. Tatham Offshore sold production from its producing leases to Offshore Marketing through October 31, 1995 at contractually agreed upon posted prices for resale to third party purchasers. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. During the nine months ended March 31, 1996, the Company sold 7,300 MMcf of gas and 408,550 barrels of oil at average prices of $2.64 per Mcf and $18.85 per barrel, respectively. During the same period in 1995, the Company sold 5,348 MMcf of gas and 263,000 barrels of oil at average prices of $1.72 per Mcf and $17.89 per barrel, respectively.

Equity in earnings totaled $10.0 million for the nine months ended March 31, 1996 as compared with $4.1 million for the same period in 1995. Equity in earnings for the nine months ended March 31, 1996 included equity earnings of the Partnership, DeepFlex Partners and Tatham Offshore of $6.6 million, $1.9 million and $1.5 million, respectively, whereas, equity in earnings for the same period in 1995 included equity earnings of the Partnership of $4.1 million. During the nine months ended March 31, 1996, the Partnership had total revenue of $42.4 million as compared with total Partnership revenue of $26.0 million for the nine months ended March 31, 1995. For the nine months ended March 31, 1996, the total throughput, net to the combined interest of Leviathan and the Partnership in the Pipelines, was 673.3 Bcf as compared with
323.3 Bcf for the nine months ended March 31, 1995. During the nine months ended March 31, 1996, DeepFlex Partners, which was formed in March 1995, recorded net income of $3.9 million which included a gain on the sale of the FPS Eddie Delahoussaye of $5.1 million. During the nine months ended March 31, 1996, Tatham Offshore had total operating revenue of $11.1 million and net nonoperating income of $16.4 million which was primarily related to the sale of the Assigned Properties to Flextrend Development. During the nine months ended March 31, 1996, Tatham Offshore sold 1,999 MMcf of gas and 331,548 barrels of oil at average prices of $2.58 per Mcf and $17.97 per barrel, respectively. Tatham Offshore's depreciation and operating expenses for the nine months ended March 31, 1996 totaled $17.7 million.

Other revenue for the nine months ended March 31, 1996 totaled $0.5 million as compared with $0.6 million for the nine months ended March 31, 1995 and was primarily attributable to revenue in respect of professional services rendered by Dover to Tatham Offshore and the Partnership. Commencing November 1, 1995, DeepTech accounts for its investment in Dover using the equity method of accounting.

Oil and gas purchases for the nine months ended March 31, 1996 totaled $26.3 million as compared with $12.9 million for the nine months ended March 31, 1995. The activity for both periods represented the cost of oil and gas purchased from Tatham Offshore, LOGS and third parties for resale. The activity for the four months from December 1995 to March 1996 also included the cost of gas production purchased from Flextrend Development. During the nine months ended March 31, 1996, the Company purchased 7,309 MMcf of gas and 408,550 barrels of oil at average prices of $2.59 per Mcf and $17.90 per barrel, respectively. During the nine months ended March 31, 1995, the Company purchased 5,348 MMcf of gas and 263,000 barrels of oil at average prices of $1.60 per Mcf and $16.53 per barrel, respectively.

Operating expenses for the nine months ended March 31, 1996 totaled $0.5 million and included costs to operate the Company's multi-purpose service vessel and to terminate the related charter agreement effective October 1, 1995. The Company began chartering the vessel in May 1995 at an initial base rate of $6,980 per day.

Losses of equity investees for the nine months ended March 31, 1995 totaled $9.9 million and related to equity losses of Tatham Offshore. During the nine months ended March 31, 1995, Tatham Offshore had total revenue of $4.9 million and sold 1,128 MMcf of gas and 185,300 barrels of oil at average prices of $1.64 per Mcf and $16.20 per barrel, respectively. During the nine months ended March 31, 1995, Tatham Offshore had depreciation and operating expenses of $25.3 million and other nonoperating expenses of $4.5 million.

Depreciation and amortization totaled $0.2 million for the nine months ended March 31, 1996 as compared with $0.3 million for the nine months ended March 31, 1995. Depreciation for both periods related to the Company's vehicles and office furniture and equipment.

General and administrative expenses for the nine months ended March 31, 1996 totaled $2.9 million as compared with $2.5 million for the nine months ended March 31, 1995. The increase in general and administrative expenses was attributable to increased operating activities of DeepTech and its consolidated Subsidiaries as well as expenses incurred associated with DeepTech's deferred compensation arrangements and a bonus awarded related to the sale of the FPS Eddie Delahoussaye. This increase in general and administrative expenses is partially offset by a $0.8 million charge to the Partnership to compensate the Company for additional taxable income allocated to Leviathan as a result of the secondary offering of Partnership Preference Units, as permitted by an amendment to the management fee agreement effective July 1, 1994. Pursuant to management fee agreements with each of Tatham Offshore and Leviathan, DeepTech is reimbursed for a portion of its general and administrative expenses. Prior to November 1, 1995, Leviathan and Tatham Offshore were each charged 40% of DeepTech's overhead expenses under their respective management agreements. The remaining 20% of DeepTech's overhead costs were allocated to consolidated Subsidiaries. Effective November 1, 1995, as a result of a reallocation of the level of services DeepTech provides to its Subsidiaries, DeepTech amended its existing management agreements with its Subsidiaries and began charging Leviathan and Tatham Offshore 45.3% and 27.4%, respectively, of overhead costs. The remaining 27.3% of DeepTech's overhead expenses are now allocated to consolidated Subsidiaries. For the nine months ended March 31, 1996, Leviathan and Tatham Offshore were charged $5.3 million and $3.5 million, respectively, by DeepTech pursuant to their management agreements. For the nine months ended March 31, 1995, Leviathan and Tatham Offshore were each charged $3.5 million by DeepTech.

Operating income for the nine months ended March 31, 1996 totaled $7.5 million as compared with an operating loss of $7.3 million for the nine months ended March 31, 1995. The change in operating income represented the net effect of the items discussed above.

During the nine months ended March 31, 1996, the Company recognized in aggregate a $0.9 million gain in connection with the sale of the FPS Eddie Delahoussaye and FPS Laffit Pincay to DeepFlex Partners.

Interest and other income for the nine months ended March 31, 1996 totaled $11.1 million as compared with $5.9 million for the nine months ended March 31, 1995. Interest and other income for the nine months ended March 31, 1996 included interest income derived from (i) the Subordinated Notes of $5.3 million, (ii) the PIK Notes of $4.7 million, (iii) the Promissory Notes of $0.3 million, (iv) the Bridge Loan of $0.2 million, (v) available cash of $0.2_million and (vi) other affiliate debt of $0.4 million. Interest and other income for the nine months ended March 31, 1995 included interest income derived from the Subordinated Notes of $5.3 million and available cash of $0.3 million and other income of $0.3 million.

Interest and other financing costs for the nine months ended March 31, 1996 totaled $9.6 million as compared with $6.7 million for the nine months ended March 31, 1995. Interest and other financing costs for the nine months ended March 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $8.0 million, (ii) interest and amortization of debt issue costs related to the Term Loan and the DeepTech Subordinated Notes of $0.5 million and (iii) interest related to the Highwood Notes and Wilrig Notes of $1.1 million. Interest and other financing costs for the nine months ended March 31, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $8.0 million and $1.0 million of interest expense related to other debt offset by capitalized interest on construction and refurbishment activities related to the FPS Laffit Pincay of $2.3 million.

During the nine months ended March 31, 1996, the Company recorded income tax expense of $3.4 million, reflecting an effective tax rate of approximately 34%. During the nine months ended March 31, 1995, the Company recorded an income tax benefit of $3.1 million.

After taking into account a $0.7 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the nine months ended March 31, 1996 totaled $5.9 million. For the nine months ended March 31, 1995, the Company reported a net loss of $5.3 million after taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

DEEPTECH INTERNATIONAL INC.

Sources of cash. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries (principally the Subordinated Notes issued by Tatham Offshore and the PIK Notes issued by DeepFlex Partners) to pay its operating expenses, service its debt and satisfy its other obligations.

DeepTech has entered into management agreements with each of the Subsidiaries. The management fees charged to the Subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such Subsidiary. Each of the management agreements has an initial term expiring on June 30, 1997, and may be terminated thereafter upon 90 days' notice by either party thereto. Historically, management fees payable by each

Subsidiary during its development stage have been funded through advances by DeepTech to each such Subsidiary, thereby reducing cash available to DeepTech.

With respect to the management agreements with Leviathan, Tatham Offshore, DeepFlex, Offshore Marketing and Dover, DeepTech charged each such Subsidiary, prior to November 1, 1995, an annual management fee of $2.0 million, $2.0 million, $375,000, $375,000 and $250,000, respectively, plus 40%, 40%, 7.5%,
7.5% and 5%, respectively, of DeepTech's unreimbursed selling, general and administrative expenses in exchange for operational, financial, accounting and administrative services. As a result of a reallocation of the level of services provided to each of DeepTech's Subsidiaries, DeepTech amended its existing management agreements with each of its Subsidiaries, effective November 1, 1995, to reflect the revised level of management fees payable by each Subsidiary. Effective November 1, 1995, DeepTech charges Leviathan, Tatham Offshore, DeepFlex and Offshore Marketing 45.3%, 27.4%, 18.8% and 8.5%, respectively, of DeepTech's overhead expenses. Also, effective November 1, 1995, Dover began functioning as a stand alone business unit with its own management and employees and therefore has terminated its management agreement with DeepTech. For the nine months ended March 31, 1996, Leviathan and Offshore Marketing made their required cash payments to DeepTech for their management fees. Leviathan was reimbursed by the Partnership for management fees relating to the conduct and business of the Partnership. Under the Bridge Commitment to Tatham Offshore, DeepTech has agreed to defer payment until July 15, 1996 of up to $4.0 million in management fees payable by Tatham Offshore. DeepFlex, which is currently charged 18.8% of DeepTech's general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

In addition to the management fees, DeepTech receives, through dividends from Leviathan Holdings, an 85%-owned subsidiary of DeepTech, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and interest in certain subsidiaries of the Partnership. Commencing in the third calendar quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Preference Unit and Common Unit from $0.55 per Preference Unit and Common Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the fiscal year ended June 30, 1996 is expected to be approximately $7.1 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

DeepTech currently holds Subordinated Notes with an aggregate principal amount of $60.0 million, representing all of Tatham Offshore's Subordinated Notes outstanding. The Subordinated Notes bear interest from the date of issuance at a rate of 11 3/4% per annum, payable quarterly in arrears (an aggregate of approximately $7.1 million per year). For the nine months ended March 31, 1996, interest income under the Subordinated Notes totaled $5.3 million which Tatham Offshore paid with funds advanced under the Bridge Loan and/or proceeds from the sale of Warrants. Tatham Offshore is currently experiencing liquidity problems which could have a material adverse effect on its ability to pay its obligations to DeepTech. It is anticipated that future payments of interest on the Subordinated Notes will be made from cash on hand and proceeds obtained from the sale of the Convertible Exchangeable Preferred Stock. The principal amount of the Subordinated Notes is payable in seven equal annual installments commencing August 1, 1999. At any time after August 1, 1999, Tatham Offshore may redeem in full, or may from time to time redeem in part, the Subordinated Notes, without penalty or premium, upon 90 days' prior written notice to the holders thereof. The holders of the Subordinated Notes have the option, at any time and from time to time, to convert all or any portion of the principal and accrued interest outstanding thereunder into common stock of Tatham Offshore at $10.00 per share, subject to adjustment under certain circumstances. Effective July 1, 1997, the interest rate on the Subordinated Notes will increase from 11 3/4% to 13% per annum pursuant to the terms of the Bridge Commitment.

In September 1995, the Company sold the FPS Eddie Delahoussaye (on behalf of DeepFlex Partners) to Reading & Bates (U.K.) Limited for $18.0 million which was comprised of (i) $3.0 million, (ii) 1,232,057 shares of Reading & Bates common stock and (iii) the forgiveness of $0.3 million of trade receivables due Reading & Bates from a wholly-owned subsidiary of DeepTech. DeepFlex Partners transferred approximately $17.8 million net sales proceeds (including the Reading & Bates common stock) to DeepFlex as repayment of a portion of the PIK Notes issued by DeepFlex Partners. The Reading & Bates common stock was subsequently sold for $14.7 million.

In February 1996, DeepFlex entered into the Term Loan agreement to borrow $12.0 million from a syndicate of commercial lenders. The Term Loan bears interest at 12% per annum, payable monthly, is due on July 15, 1997 and is secured by substantially all tangible and intangible assets currently owned by DeepFlex, including the 10,000,000 Warrants purchased in connection with the Offering and all PIK Notes issued by DeepFlex Partners, except the $3.0 million of PIK Notes pledged to Highwood Partners. In addition, the lenders required an assignment by DeepFlex of the first preferred ship mortgage on the FPS Laffit Pincay which is securing the PIK Notes. In connection with the Term Loan, DeepTech issued to the lenders warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share. One of the lenders, Citibank, N.A., required that Mr. Tatham guarantee $6.0 million of the Term Loan. In exchange for Mr. Tatham agreeing to guarantee a portion of the Term Loan, Mr. Tatham received from Citibank, N.A. warrants to purchase 333,333 shares of DeepTech common stock, twenty-five percent of the loan fees payable by the Company to Citibank, N.A. and a quarterly fee equal to 50 basis points per annum for the period the guaranty is outstanding. Proceeds from the Term Loan were utilized to repay $3.5 million of the Short-Term Notes, for expenses incurred in connection with the Term Loan and for working capital and general corporate requirements. DeepFlex is required to make monthly principal payments equal to its excess cash flow as defined in the Term Loan agreement beginning in October 1996. In addition, in the event that DeepFlex does not purchase $6.0 million of Tatham Offshore's Convertible Exchangeable Preferred Stock or make $6.0 million of other permitted investments, as defined in the Term Loan agreement, no later than September 1, 1996, DeepFlex must prepay the Term Loan by the lesser of $2.0 million and the difference between $6.0 million and the total amount of Tatham Offshore's Convertible Exchangeable Preferred Stock acquired or other permitted investments made. Interest expense and amortization of debt issue costs related to the Term Loan for the nine months ended March 31, 1996 totaled $0.3 million.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will extend until Flextrend Development completes its drilling program at Garden Banks Block 117. Net proceeds from the contract drilling services will be used to pay interest and principal to DeepFlex on the PIK Notes.

Uses of Cash. Management expects that the Company's nondiscretionary capital requirements through December 31, 1996 will consist primarily of (i) scheduled payments of interest on the Senior Notes of $4.9 million each on June 15 and December 15 (ii) scheduled interest payments on the Term Loan of $120,000 per month or $1.1 million and scheduled principal payments equal to DeepFlex's excess cash flow as defined in the Term Loan agreement beginning October 1996,
(iii) scheduled interest payments on the Wilrig promissory notes of $275,000 per quarter, (iv) scheduled interest payments on the Highwood Notes of $210,000 per quarter and principal of $7.6 million due in December 1996 and (v) amounts necessary to pay general and administrative and other operational expenses.

The Company anticipates that its discretionary capital outlays for the period ending December 31, 1996 will include additional investments in its drilling unit business, consisting of capital expenditures necessary to modify the Treasure Searcher to enable it to perform contract drilling services in the Gulf, and amounts necessary to exercise DeepFlex's Warrants to acquire 10,000,000 shares of Tatham Offshore Convertible Exchangeable Preferred Stock at $1.00 per share.

The Company currently conducts its contract drilling services business primarily through DeepFlex Partners and Deepwater Drillers. DeepFlex Partners' second generation semisubmersible drilling unit, the FPS Laffit Pincay, was placed in full service in the Gulf providing contract drilling services for Flextrend Development in the second calendar quarter of 1996. DeepFlex Partners intends to continue to deploy the FPS Laffit Pincay as a drilling unit, the net cash flow from which will be used to make interest payments and reduce the principal balance under the PIK Notes due to DeepFlex. DeepFlex's excess cash flow will be used to make principal payments on the Term Loan beginning in October 1996.

In December 1995, DeepFlex entered into a partnership agreement with Highwood Partners to form Deepwater Drillers. Deepwater Drillers is effectively owned 50% by a wholly-owned subsidiary of DeepFlex and 50% by Highwood Partners. In December 1995, Deepwater Drillers acquired the Treasure Searcher, a second generation semisubmersible drilling unit, for $14.5 million pursuant to the exercise of an option assigned from the Company. In order to fund the acquisition and related expenditures, the Company issued promissory notes to Highwood Partners for an aggregate principal amount of $7.6 million which funds were advanced to Deepwater Drillers in exchange for Promissory Notes. The Treasure Searcher has recently been relocated from West Africa to the Gulf where it is expected to undergo modifications and upgrades, currently estimated at a total cost of $20.0 million to Deepwater Drillers, and is currently anticipated to be ready to be placed in service by the fourth calendar quarter of 1996. The Treasure Searcher is currently being operated and marketed by Sedco Forex.

In January 1996, DeepFlex subscribed for the purchase of 10,000,000 Warrants in connection with the Offering by Tatham Offshore at a total cost of $5.0 million which was paid through the forgiveness of $5.0 million of principal and
interest due under the Bridge Loan.   Each Warrant entitles DeepFlex to
purchase one share of Series A Preferred Stock at any time prior to July 1, 1996, Series B Preferred Stock at any time prior to October 1, 1996 or Series C Preferred Stock at any time prior to January 1, 1997 at the purchase price of
$1.00 per share.   In connection with the Bridge Loan, DeepTech agreed to defer until July 15, 1996 the payment of up to $4.0 million in management fees payable by Tatham Offshore under its management agreement with DeepTech. The Company currently anticipates that it will exercise 4,000,000 of the Warrants to acquire Series A Preferred Stock by forgiving the $4.0 million in deferred management fees that would otherwise be due from Tatham Offshore in July 1996. The Company has not yet determined when, or if, it will exercise its remaining Warrants. Any Warrants remaining unexercised on January 1, 1997 will be automatically converted into shares of Mandatory Redeemable Preferred Stock.

Liquidity Outlook. DeepTech intends to satisfy its short term capital requirements and other working capital needs primarily from cash on hand and cash provided from management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries (principally the Subordinated Notes issued by Tatham Offshore and the PIK Notes issued by DeepFlex Partners). As of March 31, 1996, the Company had $11.6 million of cash and cash equivalents. DeepTech is and expects to continue to be dependent upon payments from its Subsidiaries to service its debt, pay its operating expenses and satisfy its other obligations. In addition, DeepTech's ability to fund its capital requirements through December 31, 1996 will be dependent on its ability to refinance approximately $7.6 million of principal payments due in December 1996.

Based on current projections and assuming that approximately $7.6 million of principal payments due in December 1996 is refinanced and the receipt of interest when due on the Subordinated Notes, DeepTech believes that it will have sufficient funds to meet its capital requirements, including scheduled payments of interest on the Senior Notes, through at least December 1996. The failure of Tatham Offshore to make interest payments on the Subordinated Notes when due would adversely affect DeepTech's ability to meet its capital requirements, including scheduled payments of interest on the Senior Notes.

There can be no assurance that Tatham Offshore will be able to make such payments when due. See "Tatham Offshore - Liquidity Outlook" below. It is also anticipated that DeepTech will require significant additional capital from outside sources to fund its capital requirements beyond December 1996. The Company contemplates raising such capital through (i) the issuance of additional debt or debt refinancing at the subsidiary level, (ii) the sale of equity securities at the subsidiary level, and/or (iii) a refinancing of amounts due DeepFlex from its equity investees.

However, there can be no assurance that the Company will be able to raise capital on terms it deems acceptable, if at all. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

LEVIATHAN/THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (as defined below). At March 31, 1996, the Partnership had cash and cash equivalents of $6.6 million.

Cash from continuing operations is derived from (i) payments for transporting gas through the 100% owned pipelines, (ii) cash distributions from the Stingray, HIOS, UTOS and Viosca Knoll partnerships and from POPCO and West Cameron Dehy, (iii) platform access and processing fees and (iv) the sale of oil and gas from producing wells.

Stingray, HIOS, UTOS and Viosca Knoll are partnerships and POPCO and West Cameron Dehy are limited liability companies in which the Partnership owns an interest. The Partnership's cash flows from operations will be affected by the ability of such entities to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray and POPCO is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of March 31, 1996, interest accrued at the rate of approximately 6.4% per annum and is payable quarterly. As of March 31, 1996, Stingray had $29.0 million outstanding under its term loan agreement.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of Phase II of the Poseidon Oil Pipeline and for other working capital needs of POPCO. As of May 10, 1996, POPCO had $25.0 million outstanding under the POPCO Credit Facility bearing interest at 6.7% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

In December 1995, Flextrend Development initiated production from the Viosca Knoll Block 817 lease. The Viosca Knoll Block 817 lease currently has three wells on production which are producing a total of approximately 90 MMcf of gas per day when platform drilling activities permit. The well deliverability from the Viosca Knoll Block 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform. Flextrend Development owns a 75% working interest in these wells, subject to certain reversionary interests.

Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements. For the year ending December 31, 1996, Tatham Offshore was obligated to pay $8.1 million in aggregate demand charges. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay demand charges under these agreements.

Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the transportation agreements, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. At any time on or after September 30, 1998, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Convertible Exchangeable Preferred Stock with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is based on the lowest average of consecutive five day closing prices for Tatham Offshore's common stock between December 26, 1995 and July 1, 1996 (the "Trading Reference Price"). The current Trading Reference Price is $0.65 per share. In addition, the sum of $7.5 million was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore waived its remaining option to prepay the then existing Payout Amount and receive a reassignment of its working interests. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

On October 12, 1995, Flextrend Development and a syndicate of commercial lenders entered into the Flextrend Credit Facility. The Flextrend Credit Facility provided for borrowings of up to $32.0 million at any time prior to March 31, 1996. As discussed below, all borrowings under the Flextrend Credit Facility were repaid on March 26, 1996 from proceeds obtained under the Partnership Credit Facility, as amended. For the three months ended March 31, 1996, interest and amortization of debt issue costs totaled $2.5 million, all of which was capitalized in connection with drilling activities in progress during the period.

In February 1996, in connection with the formation of POPCO, the Partnership Credit Facility (discussed below) was amended to provide for issuance of a $40.0 million letter of credit, to terminate $125.0 million previously available under the Partnership Credit Facility as term loans related to the Poseidon Oil Pipeline and to permit the Partnership to make capital contributions to POPCO.

The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility providing for of up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and a $75.0 million term loan facility. The revolving credit facility has an initial maturity of three years, which maturity can be extended in one-year increments, but not beyond March 31, 2001. Proceeds from the revolving credit facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying the Minimum Quarterly Distribution, as defined in the Partnership Agreement. The revolving credit facility can also be utilized to issue letters of credit as may be required from time to time. The $40.0 million letter of credit issued in February 1996 was outstanding under the revolving credit facility until it was canceled in May 1996. The $75.0 million term loan facility has a final maturity of March 31, 2001. The first principal payment, in an amount of $2.0 million, is due on December 31, 1996. Subsequent payments are to be made quarterly in the amount of $4.3 million. The proceeds of the term loan were used to repay all of the indebtedness incurred under the Flextrend Credit Facility and to repay a portion of the debt outstanding under the former revolving credit facility.
All amounts advanced under the revolving credit facility and the term loan facility will accrue interest at a variable rate selected by the Partnership and determined by reference to the reserve-adjusted LIBOR, the average certificate of deposit rate or the prime rate. The current average interest rate on both revolving credit and term loans is 7.2% per annum. A commitment fee is charged on the unused and available to be borrowed portion of the revolving credit facility. This fee varies between 0.25% and 0.375% per annum and is currently 0.375% per annum. All amounts due under the Partnership Credit Facility are guaranteed by Leviathan and each of the Operating Companies and Tarpon, and are secured by Leviathan's 1% general partner interest in the Partnership, all of Leviathan's and the Partnership's equity interests in the Operating Companies and Tarpon and most of the equipment, negotiable instruments and inventory and other personal property of the Operating Companies and Tarpon. The Partnership incurred additional debt issue costs of $1.5 million related to the amended and restated credit facility which have been capitalized and are being amortized over the six-year remaining life of the credit facility. As of March 31, 1996, borrowings totaled $75.0 million under the term facility and $102.5 million under the revolving credit facility. Interest expense related to the Partnership Credit Facility totaled $0.6 million for the three months ended March 31, 1996. Such amount included commitment fees and amortization of debt issue costs of $0.2 million. During the three months ended March 31, 1996, the Partnership capitalized $2.3 million of interest costs in connection with construction projects in progress during the period. As of May 10, 1996, borrowings totaled $75.0 million under the term facility and $112.0 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, (ii) expenditures for the maintenance of the pipelines and the construction of additional pipelines and related facilities for the transportation and processing of gas and oil in the Gulf, including Phase II of the Poseidon Oil Pipeline, (iii) management fees and other operating expenses and (iv) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the development of the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 leases.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution of $0.55 per Unit per quarter ($2.20 per Unit on an annualized basis). Commencing in the third quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. At the current distribution rate of $0.65 per Unit, the Partnership anticipates making quarterly partnership distributions of $8.1 million in respect of the Preference Units, Common Units and general partner interest ($32.4 million on an annual basis). On January 22, 1996, the Partnership declared a cash distribution of $0.60 per Preference and Common Unit for the period from October 1, 1995 through December 31, 1995. This distribution was paid on February 14, 1996 to Unitholders of record as of January 31, 1996. On March 26, 1996, the Partnership declared a cash distribution of $0.65 per Preference and Common Unit for the period from January 1, 1996 through March 31, 1996. This distribution will be paid on May 15, 1996 to Unitholders of record as of April 30, 1996.

After taking into account the reduction in cash flow from Tatham Offshore as a result of the restructuring of certain agreements, as discussed above, the Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.65 per Preference Unit for the foreseeable future.

On June 30, 1995, Flextrend Development acquired the working interests owned by Tatham Offshore in the Assigned Properties for $30.0 million, subject to certain reversionary rights. Flextrend Development will need additional capital to fund further development of its properties. Flextrend Development anticipates funding future development costs through borrowings under the Partnership Credit Facility, as amended, and operating cash flow.

In February 1996, Poseidon LLC and Texaco Trading formed POPCO to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. Poseidon LLC and Texaco Trading each also agreed to contribute 50% of the additional construction and installation costs of the Poseidon Oil Pipeline, currently estimated at $75.0 million in the aggregate. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of Phase I of the Poseidon Oil Pipeline. The Partnership anticipates that POPCO's future capital requirements, including estimated costs of approximately $55.0 million to complete Phase II of the system, will be funded by borrowings under the POPCO Credit Facility.

The Partnership anticipates that capital expenditures in connection with the maintenance and enhancement of the service capabilities of the Ewing Bank, LOGS, Green Canyon and Manta Ray systems will aggregate approximately $0.5 million per year although the actual level of these capital expenditures may change from time to time for many reasons, some of which may be beyond the control of the Partnership. The Partnership anticipates that its capital expenditures for 1996 will relate to continuing construction and drilling activities on projects currently in progress and the Partnership anticipates funding such costs primarily with available cash flow and borrowings under the Partnership Credit Facility.

In connection with the closing of the second primary offering of Preference Units in June 1994, Leviathan amended its management agreement with DeepTech effective July 1, 1994 in consideration for the increase in management services associated with the planned expansion of the Partnership's facilities and to more accurately provide for the reimbursement of expenses incurred by DeepTech in providing management services to Leviathan and the Partnership. As amended, the management agreement required Leviathan to pay DeepTech a fee of $2.0 million per year, plus 40% of DeepTech's unreimbursed selling, general and administrative expenses, payable monthly. In addition, effective July 1, 1994, the management agreement requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the secondary offering) and (ii) the investment of such proceeds in additional acquisitions or construction projects. Effective November 1, 1995, primarily as a result of the increased activities of Flextrend Development, Leviathan again amended its management agreement with DeepTech to provide for an annual management fee of 45.3% of DeepTech's overhead. Pursuant to the Partnership Agreement, Leviathan, as general partner, is entitled to reimbursement by the Partnership of expenses incurred by it while acting on behalf of the Partnership, including payments made by Leviathan to DeepTech pursuant to the management agreement. During the three months ended March 31, 1996, Leviathan charged the Partnership $1.5 million as reimbursement for services rendered on the Partnership's behalf and $0.8 million to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement has an initial term expiring on June 30, 1997, and may thereafter be terminated on 90 days' notice by either party.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore's current revenue is dependent, in large part, on production from the Ewing Bank 914 #2 well, from its interest in the Viosca Knoll Block 817 project and to a lesser extent, from its interest in the West Delta Block 35 field. Tatham Offshore has experienced production problems at its Ewing Bank 914 #2 well. These production problems have resulted in significantly lower production and revenue levels than had originally been anticipated. As a result of a paraffin build-up problem, the subsea flow lines at the Ewing Bank 914 #2 well were replaced in December 1994. In an effort to minimize the paraffin build-up in the new flow lines, Tatham Offshore has been conducting periodic pigging and other remedial operations and is injecting chemical inhibitors into the flow lines. In the third calendar quarter of 1995, Tatham Offshore conducted remedial operations to dislodge a pigging device from the flow lines at its Ewing Bank 914 #2 well and installed chemical injection lines at an aggregate estimated cost of $3.2 million. In the month of January 1996, the Ewing Bank 914 #2 well produced an average of approximately 2,300 barrels of oil and 4.3 MMcf of gas per day. In February 1996, the Ewing Bank 914 #2 well started to produce some water (increasing to approximately 48% of total production by May 10, 1996) resulting in a reduction of hydrocarbon production. During the three months ended March 31, 1996, the Ewing Bank 914 # 2 well produced an average of approximately 1,600 barrels of oil and 3.3 MMcf of gas per day. The well was producing at a rate of approximately 1,240 barrels of oil and 2.7 MMcf of gas per day on May 10, 1996.

In December 1995, January 1996 and March 1996, the Viosca Knoll 817 #A-1, #A-2 and #A-5 wells at the Phar Lap (Shallow) project were completed and placed on production and are currently producing an aggregate of approximately 90 MMcf of gas per day when platform drilling activities permit. The well deliverability from the Viosca Knoll Block 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform. Tatham Offshore owns a 25% working interest in these wells which interest is subject to a production payment equal to 25% of the net operating cash flow from this project.

In October 1995, DeepFlex entered into the Bridge Loan with Tatham Offshore. Under the terms of the Bridge Loan, DeepFlex agreed to make $12.5 million of interim bridge financing available for borrowing by Tatham Offshore to fund a portion of Tatham Offshore's working capital and capital requirements. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. The terms of the Bridge Loan required Tatham Offshore to undertake the Offering or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. Under the terms of the Bridge Commitment, DeepTech agreed to defer until July 15, 1996, the payment of up to $4.0 million in management fees payable by Tatham Offshore under its management agreement with DeepTech. In addition, Tatham Offshore agreed to amend the Subordinated Notes to increase the interest rate from 11 3/4% to 13% per annum, effective July 1, 1997. Tatham Offshore borrowed $8.0 million under the Bridge Loan. On January 31, 1996, DeepFlex subscribed for the purchase of 10,000,000 Warrants in connection with the Offering at a cost of $5.0 million, which was paid through the forgiveness of $5.0 million of principal and interest due under the Bridge Loan. Tatham Offshore used $3.1 million of Offering proceeds to repay the remaining principal and accrued interest outstanding under the Bridge Loan.

Tatham Offshore filed a registration statement with the Commission, which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1996, Rights to purchase up to 25,120,948 Warrants. Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. Each Warrant entitles the holder thereof to purchase one share of any of (i) Series A Preferred Stock, which has a liquidation preference of $1.50 per share, at any time prior to 5:00 p.m., New York time on July 1, 1996, (ii) Series B Preferred Stock, which has a liquidation preference of $1.00 per share at any time prior to 5:00 p.m., New York time on October 1, 1996 or (iii) Series C Preferred Stock, which has a liquidation preference of $0.50 per share at any time prior to 5:00 p.m., New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m., New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Tatham Offshore common stock at the Trading Reference Price. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at the Trading Reference Price. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of Tatham Offshore. As of January 31, 1996, (the expiration date of the Rights), the Offering was over-subscribed. Tatham Offshore issued 25,120,948 Warrants and received $12.6 million in gross proceeds (approximately $11.3 million, net) pursuant to the exercise of Rights.

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) platform access fees and processing and commodity charges payable to the Partnership,
(ii) amounts due under the Subordinated Notes, (iii) other expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iv) capital expenditures necessary to fund its portion of the development costs attributable to its working interest, (v) interest and principal on the Affiliate Note and (vi) payments due under the Dover technology services agreement and the management agreement with DeepTech.

Tatham Offshore was obligated to make demand charge payments to the Partnership under certain transportation agreements. These demand charges were payable whether or not any production was actually transported. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ended June 30, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under these agreements.

Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge payments under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued the Partnership 7,500 shares of Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7.5 million to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon.
If the Senior Preferred Stock is not purchased by Tatham Offshore on or before September 30, 1998, it will be convertible into shares of Tatham Offshore's Series A Preferred Stock based on the liquidation preference amount of the Senior Preferred Stock and the equivalent market value of the Series A Preferred Stock as of the date of conversion. The increase in the Payout Amount will defer the reversion of Tatham Offshore's working interest in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties under the Purchase and Sale Agreement but will be excluded for purposes of computing the amount of the Payout Amount to be extinguished if Flextrend Development exercises its options to permanently retain a portion of the working interests in the Assigned Properties. Tatham Offshore and the Partnership have also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. In addition, Tatham Offshore agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. Tatham Offshore has granted the Partnership a right of first refusal relative to a sale of the platform. The agreement with the Partnership will result in a reduction in demand charge payments of approximately $4.1 million for the fiscal year ended June 30, 1996, $7.8 million for the fiscal year ended June 30, 1997 and $5.9 million for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease.

As of March 31, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, all of which was held by DeepTech. The Subordinated Notes are subordinate to all senior indebtedness of Tatham Offshore, which would include any indebtedness outstanding under the Affiliate Note. Tatham Offshore does not have any outstanding indebtedness ranking senior to the Subordinated Notes, except for outstanding indebtedness under the Affiliate Note. The Subordinated Notes bear interest from the date of their issuance at a rate of 11 3/4% per annum, payable quarterly in arrears (approximately $1.8 million per quarter commencing September 30, 1994); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the nine months ended March 31, 1996, Tatham Offshore incurred interest on the Subordinated Notes of $5.3 million.

In March 1996, the Company began incurring abandonment costs related to its West Cameron 436 property, in which it owns a 47% working interest. The West Cameron 436 property ceased producing in 1994. The total estimated abandonment obligation, net to the Company's working interest, of $1.2 million was fully accrued as of June 30, 1995. Through May 10, 1996, the Company has paid approximately $0.2 million of the estimated abandonment costs.

Effective as of July 1, 1993, the management agreement between Tatham Offshore and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. The management fee is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. In an effort to minimize Tatham Offshore's projected operating cash shortfall, Tatham Offshore and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to Tatham Offshore and amend the management agreement effective November 1, 1995. The amended management agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. Tatham Offshore anticipates that this amendment will result in a reduction of approximately $2.5 million, on an annualized basis, in the management fee that would have otherwise been paid to DeepTech. As of March 31, 1996, Tatham Offshore owed DeepTech $4.0 million for costs allocated under the management agreement; however, payment of up to $4.0 million of management fees has been deferred until July 15, 1996 pursuant to the terms of the Bridge Commitment.

On November 1, 1995, Tatham Offshore converted $1.7 million of its accounts payable to an affiliate into the Affiliate Note which bears interest at 14.5% per annum. Interest on the Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier to occur of (i) November 1, 1997 or
(ii) the last day of the calendar month in which Tatham Offshore receives proceeds from the issuance of any preferred stock described in the Offering in a net total amount equal to or greater than $20.0 million. Interest expense related to the Affiliate Note totaled $0.1 million for the nine months ended March 31, 1996.

In August 1995, Tatham Offshore formed a wholly-owned subsidiary, TOJ, to pursue certain international opportunities. TOJ is in the process of attempting to obtain offshore concessions from the government of Nigeria. There are no assurances that TOJ will be granted a concession or the terms and conditions that would apply to a concession if granted.

In February 1996, TOJ entered into agreements to acquire a minority equity interest in Gas Participacoes Ltda. ("GASPART"). GASPART in turn owns a minority equity interest (approximately 41.5%) in seven local natural gas distribution companies in Brazil. The remaining equity interest in each local distribution company is owned by Petrobras, the Brazilian state-owned oil company and the state government for the state in which its operations are conducted. TOJ's interest in GASPART will be financed on a non recourse basis under an arrangement by which title to TOJ's shares in GASPART will be transferred to the lender subject to an option to reacquire the shares at a price equal to the original cost thereof plus interest thereon at LIBOR. The option will be exercisable at any time until the expiration or 375 days from the closing date. All approvals and consents for these transactions have been obtained and applicable rights of first refusal have expired. The consummation of these transactions remains subject to the negotiation, preparation and execution of final closing documents with respect to TOJ's participation in the transaction.

Liquidity Outlook. As described above, during calendar year 1995, Tatham Offshore experienced production problems at its Ewing Bank 914 #2 well, which caused this well to be shut-in periodically. In addition, production problems at Tatham Offshore's Genuine Risk property at Ship Shoal Block 331 have caused each of the three wells at Genuine Risk to be shut-in. As a consequence, Tatham Offshore has experienced liquidity problems resulting primarily from substantial negative cash flow from operations. A portion of the proceeds from the sale of Warrants were used to repay outstanding indebtedness under the Bridge Loan. The remaining proceeds are being used to fund a portion of Tatham Offshore's anticipated cash flow shortfall and estimated capital requirements.

The decline in production rates experienced at the Ewing Bank 914 #2 well since February 1996, together with the delay and cost overrun with respect to the drilling and completion of a third well at Viosca Knoll Block 817, have adversely affected Tatham Offshore's cash flow. In an effort to offset the effects of these events, Tatham Offshore renegotiated certain demand charge obligations to the Partnership. Effective February 1, 1996, Tatham Offshore prepaid certain of its demand charge obligations ($4.1 million for the fiscal year ended June 30, 1996) through the assignment of certain assets pursuant to an agreement with the Partnership. As a result, Tatham Offshore believes it has sufficient capital to finance its operations through at least June 30, 1996.

Tatham Offshore currently intends to fund its operations for the period of July 1, 1996 through at least June 30, 1997 with the net proceeds from the sale of Convertible Exchangeable Preferred Stock. The ability of Tatham Offshore to do so, however, is dependent upon Warrant holders exercising their Warrants to purchase Convertible Exchangeable Preferred Stock at such times and in such amounts as is necessary to meet Tatham Offshore's capital needs. If Warrant holders do not exercise their Warrants at the required times and in the required amounts, Tatham Offshore will be required to fund its operations from alternate sources. There can be no assurance, however, that any alternate sources will be available.

The ability of Tatham Offshore to fund its capital requirements in the near term and through June 30, 1997 will depend on the timing of such requirements, the level of its operating cash flow and the receipt of additional capital from the exercise of the Warrants. Unless such capital requirements are funded, Tatham Offshore believes that it will be forced to seek protection from its creditors under applicable bankruptcy laws. In such event, Tatham Offshore believes that holders of its common stock and the Securities would realize little, if any, of their investment in Tatham Offshore.

Even if the proceeds from the Offering are sufficient to fund Tatham Offshore's operations through June 30, 1997, there can be no assurance that Tatham Offshore will not need substantial additional capital thereafter to fund its operations. Although the restructuring of the Tatham Offshore's demand charge obligations with the Partnership and the initiation of production from the Viosca Knoll 817 field has significantly reduced Tatham Offshore's cash flow deficit, Tatham Offshore does not anticipate generating positive cash flow prior to the first to occur of (i) a refinancing of the Payout Amount which would enable Tatham Offshore to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of all or a portion of the Assigned Properties, or
(iii) the initial production from Tatham Offshore's Sunday Silence field.

In December 1995, Flextrend Development initiated production from the Viosca Knoll Block 817 lease. In addition, Flextrend Development has drilled and is in the process of placing on production two wells on the Garden Banks Block 72 lease and is in the process of completing and placing on production an existing well at Garden Banks Block 117. As of March 31, 1996, the Payout Amount was approximately $65.8 million, comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $31.4 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $4.7 million, reduced by revenues of $9.9 million.

To meet these additional capital needs, Tatham Offshore will continue to pursue the implementation of its business strategy which will focus primarily on (i) attempting to develop and initiate production from its Sunday Silence field (Ewing Bank Blocks 958, 959, 1002 and 1003) under a farmout arrangement or development financing with an industry partner or financial institution, (ii) analyzing the results of drilling operations on the Assigned Properties in an effort to maximize the value of its reversionary interest, (iii) attempting to sell or farmout interests in its other properties, (iv) attempting to reinitiate production at Genuine Risk (Ship Shoal Block 331) under a farmout arrangement with an industry partner or, alternatively, salvaging the platform and equipment located at Genuine Risk for sale to a third party or redeployment on another property, (v) seeking to acquire interests in producing properties on a carried or financed basis and (vi) pursuing the possible merger of Tatham Offshore with an industry partner with sufficient capital resources available to meet the capital requirements for the development of the combined entity's properties.

The ability of Tatham Offshore to satisfy its capital requirements beyond those funded with the proceeds from the sale of the Warrants and any of the Securities offered pursuant to the Offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although Tatham Offshore has pursued farmout and outside financing arrangements for its Sunday Silence field project, as of this date, Tatham Offshore has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf.
The relief provided for in the new law is not automatic but must be applied for with the Secretary of Interior (or his delegate). An applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Tatham Offshore filed an initial application in December 1995 but was advised in late January 1996 that applications could not be accepted in advance of publication of proposed regulations. It is projected that an advance notice of proposed regulations implementing the new law will be published by May 28, 1996 and Tatham Offshore intends to promptly reapply for relief once implementing regulations are promulgated. Under the new legislation, the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. Tatham Offshore believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. There can be no assurance that Tatham Offshore will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

Tatham Offshore has never paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

              None.

Item 2.             Changes in Securities

              None.

Item 3.             Defaults Upon Senior Securities

              None.

Item 4.             Submission of Matters to a Vote of Security Holders

              None.

Item 5.             Other Information

              None.

Item 6.             Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    27  Financial Data Schedule

              (b)   Reports on Form 8-K

                    A Current Report on Form 8-K dated May 2, 1996, containing exhibits under Item 7(c) of Form 8-K, was filed on May 3, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DEEPTECH INTERNATIONAL INC.




Date:  May 14, 1996             /s/ DONALD V. WEIR
                                -----------------------------------------------
                                Donald V. Weir
                                Chief Financial Officer and Assistant Secretary
                                (Principal Accounting Officer)





Date:  May 14, 1996             /s/ DENNIS A. KUNETKA
                                -----------------------------------------------
                                Dennis A. Kunetka
                                Senior Vice President - Corporate Finance

                               INDEX TO EXHIBITS

27 - Financial Data Schedule