Form 10-K405
period 1996-06-30
DEEPTECH INTERNATIONAL INC
filed 1996-09-30
CIK 890647

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ______

                         COMMISSION FILE NO. 0-23934


                         DEEPTECH INTERNATIONAL INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                          76-0289338
         (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

               600 TRAVIS STREET
               SUITE 7500
               HOUSTON, TEXAS                          77002
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 224-7400

                              -----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                       12% SENIOR SECURED NOTES DUE 2000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                               ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF AUGUST 30, 1996, THERE WERE OUTSTANDING 17,035,262 SHARES OF COMMON STOCK OF THE REGISTRANT. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $47.9 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE
     ITEMS 10, 11, 12 AND 13 OF PART III HAVE BEEN OMITTED FROM THIS REPORT, SINCE DEEPTECH INTERNATIONAL INC. WILL FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, NOT LATER THAN 120 DAYS AFTER THE CLOSE OF ITS FISCAL YEAR, A DEFINITIVE PROXY STATEMENT, PURSUANT TO REGULATION 14A, WHICH INVOLVES THE ELECTION OF DIRECTORS. THE INFORMATION REQUIRED BY ITEMS 10, 11, 12 AND 13 OF
PART III OF THIS REPORT, WHICH WILL APPEAR IN THE DEFINITIVE PROXY STATEMENT, IS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT.

================================================================================

                         DEEPTECH INTERNATIONAL INC.
             ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                JUNE 30, 1996

                              TABLE OF CONTENTS


                                                                            PAGE
PART I

  Item 1.   Business..............................................................  1
  Item 2.   Properties............................................................ 32
  Item 3.   Legal Proceedings..................................................... 32
  Item 4.   Submission of Matters to a Vote of Security Holders................... 32
            Executive Officers of the Registrant.................................. 33

PART II

  Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.. 35
  Item 6.   Selected Financial Data............................................... 35
  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................. 37
  Item 8.   Financial Statements and Supplementary Data........................... 52
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................. 52

PART III

  Item 10.  Directors and Executive Officers of the Registrant.................... 53
  Item 11.  Executive Compensation................................................ 53
  Item 12.  Security Ownership of Certain Beneficial Owners and Management........ 53
  Item 13.  Certain Relationships and Related Transactions........................ 53

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....... 54


     THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "DEEPTECH" SHALL MEAN DEEPTECH INTERNATIONAL INC., A DELAWARE CORPORATION, AND REFERENCES TO THE "COMPANY" OR ITS OPERATIONS SHALL MEAN DEEPTECH AND ITS SEVEN OPERATING SUBSIDIARIES (THE "SUBSIDIARIES"), LEVIATHAN GAS PIPELINE COMPANY (INDIRECTLY 85%-OWNED) ("LEVIATHAN"), TATHAM OFFSHORE, INC. (39%-OWNED) ("TATHAM OFFSHORE"), DEEPWATER PRODUCTION SYSTEMS, INC. (85%-OWNED) ("DEEPWATER SYSTEMS"), DEEPFLEX PRODUCTION SERVICES, INC. (100%-OWNED) ("DEEPFLEX SERVICES"), FPS V, INC. (100%-OWNED) ("FPS V"), OFFSHORE GAS MARKETING, INC. (80%-OWNED) ("OFFSHORE MARKETING") AND OFFSHORE GAS PROCESSORS, INC. (85%-OWNED) ("OFFSHORE PROCESSORS"), AND THEIR RESPECTIVE OPERATIONS. LEVIATHAN IS THE GENERAL PARTNER OF LEVIATHAN GAS PIPELINE PARTNERS, L.P., A DELAWARE LIMITED PARTNERSHIP (TOGETHER WITH ITS SUBSIDIARIES, THE "PARTNERSHIP"), IN WHICH DEEPTECH OWNS AN INDIRECT 23.2% EFFECTIVE INTEREST. FOR A DESCRIPTION OF CERTAIN TERMS USED HEREIN RELATING TO THE OIL AND GAS INDUSTRY, SEE ITEM 1. "BUSINESS -- CERTAIN DEFINITIONS."

                                     PART I

ITEM 1. BUSINESS

                               BUSINESS OVERVIEW

     DeepTech is a diversified energy company engaged, through the Subsidiaries, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). The Company's activities are concentrated primarily in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths of greater than 1,500 feet) areas of the Gulf. Since its formation in 1989, the Company has acquired (i) interests in or constructed eight natural gas pipelines (the "Pipelines") located offshore Louisiana and Texas as well as an interest in a sour crude oil system, (ii) oil and gas leases which currently cover 94,720 gross (82,580 net) acres in the Gulf and
(iii) two second generation semisubmersible drilling rigs.


                              BUSINESS OPERATIONS

     DeepTech conducts its operations through the Subsidiaries, each of which is focused on an aspect of the oil and gas business. The following provides certain information regarding DeepTech's operations in the oil and gas industry as of August 30, 1996, unless otherwise indicated.

TRANSPORTATION SERVICES

     GENERAL

     DeepTech conducts transportation services through the Partnership, a master limited partnership traded on the New York Stock Exchange ("NYSE") under the symbol "LEV." Leviathan owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech), represented by a 1% general partner interest, a 25.6% limited partner interest evidenced by 3,145,947 common units in the Partnership (the "Common Units") and a 1.0101% nonmanaging interest in certain limited liability company subsidiaries of the Partnership (the "Operating Companies"). On August 30, 1996, the public held 9,037,500 preference units in the Partnership (the "Preference Units"). The closing price of the Preference Units on the NYSE on such date was $40 1/4 per Preference Unit.

     The Partnership's assets include interests in (i) the Pipelines, (ii) a crude oil pipeline system (the "Poseidon Oil Pipeline"), (iii) five strategically located multipurpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility.

     THE PIPELINES

     General. The Partnership, through the Operating Companies and Tarpon Transmission Company ("Tarpon"), owns interests in the Pipelines which are strategically located offshore Louisiana and eastern Texas and gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Pipelines include 981 miles of pipeline with a throughput capacity of approximately 5.6 Bcf of gas per day as of June 30, 1996. During the years ended December 31, 1993, 1994 and 1995, the Pipelines transported an average of approximately 2.3 Bcf, 2.3 Bcf and 2.4 Bcf, respectively, of gas per day. Each of the Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

     None of the Pipelines functions as a merchant to purchase and resell gas, thus avoiding the commodity risk associated with the purchase and resale of gas. Each of Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS") and Tarpon (together, the "Regulated Pipelines") is currently classified as a "natural gas company" under the Natural Gas Act of 1938, as amended (the "NGA"), and is therefore subject to extensive regulation by the Federal Energy Regulatory Commission ("FERC"), including regulation of rates. Each of Manta Ray Gathering Company, L.L.C. ("Manta Ray") (formerly Louisiana Offshore Gathering Systems, L.L.C. ("LOGS") ), Green Canyon Pipe Line Company, L.L.C. ("Green Canyon"), Ewing Bank Gathering Company, L.L.C. ("Ewing Bank") and Viosca Knoll Gathering Company, L.L.C. ("Viosca Knoll Gathering") is not currently considered a "natural gas company" under the NGA. As such, these companies are not subject to extensive rate regulation by the FERC. As a result, Green Canyon, Ewing Bank, Viosca Knoll Gathering and Manta Ray currently conduct operations, including the negotiation of transportation rates with their customers, without requiring approval by the FERC.

     The following table sets forth certain information with respect to the Pipelines. The throughput information represents the average throughput net to the Partnership's interest in the Pipelines.


                                                                 COMBINED    VIOSCA
                                        GREEN   EWING             MANTA       KNOLL
                                        CANYON   BANK   TARPON    RAY(1)    GATHERING  STINGRAY    HIOS   UTOS

Ownership interest ...................   100%    100%     100%    100%           50%       50%       40%  33.3%

Unregulated (U)/regulated (R)(2) .....   U       U        R       U             U          R         R      R

In-service date ......................  1990    1993     1978    1987/88(3)    1994      1974/75   1977   1978

Approximate capacity (MMcf per day) ..   220      20       80     755           400     1,120     1,800  1,200

Aggregate miles of pipeline ..........    66       7       40     174           100       361       203     30

Average net throughput (MMcf per
 day) for calendar year ended(5):
    December 31, 1995 ................    71       3 (6)   42     226            83       352       327    118
    December 31, 1994 ................    76       3 (6)   59     233 (4)        57 (7)   366       326    114
    December 31, 1993 ................   112      11 (6)   51     232            -- (7)   310       346    124

- ----------------

(1) On May 1, 1996, the entities that owned the Manta Ray system and the LOGS system were merged (as merged, the "Combined Manta Ray System"). See "Business Operations - Transportation Services - The Pipelines - Combined Manta Ray System."
(2) Regulated Pipelines are subject to extensive rate regulation by the FERC. See "Business Operations - Regulation."
(3) These in-service dates relate to the LOGS system. The Manta Ray system was placed in service by the Partnership in 1994.
(4) Represents the approximate aggregate capacity of the five pipelines comprising the Combined Manta Ray System.
(5) Includes periods during which the Partnership did not own interests in the pipelines.
(6) See "Business Operations - The Pipelines - Ewing Bank Gathering Company" and "Oil and Gas Supply" for information on the change in the character of production. The Ewing Bank system commenced operations in August 1993.
(7) The Viosca Knoll System (defined herein) was placed in service in November 1994.

     The following provides a brief description of each of the Pipelines and certain related facilities.

     Combined Manta Ray System. In May 1996, Manta Gathering Systems Inc. and Manta Ray Pipeline Holding Company, L.L.C. were merged with and into Manta Ray and the respective assets of each entity were integrated to form the Combined Manta Ray System. The LOGS system included three separate gathering lines, all of which are located offshore Louisiana in the Gulf. In total, these three lines consist of 70 miles of 12-inch to 24-inch diameter pipeline. Each of the three lines interconnects offshore with the east leg of Transco Energy Company's ("Transco") Southeast Louisiana Lateral ("South Lateral") which provides the outlet for gas transported on LOGS to the shore in eastern Louisiana. As a result of recent interconnections, a shipper on the Combined Manta Ray System now has the ability to have its gas delivered to various onshore markets by Transco, Trunkline Gas Co. ("Trunkline") or ANR Pipeline Company ("ANR"), a subsidiary of The Coastal Corporation.

     Prior to the merger, the Manta Ray system was comprised of approximately 51 miles of dual 14-inch diameter and 16-inch diameter pipelines, each extending from Ewing Bank Block 29 northwesterly to Ship Shoal Block 207 and a shallow water junction platform and certain processing facilities at Ship Shoal Block 207 (the "SS 207 Platform"). The Manta Ray system was acquired by the Partnership in a series of transactions which resulted in the acquisition of a 100% ownership interest during 1994.

     The Combined Manta Ray System includes two other strategically located, multi-purpose platforms in addition to the SS 207 Platform. In August 1993, the Partnership acquired the Ship Shoal Block 332 Platform (the "SS 332 Platform") and a six-inch diameter, six-mile crude oil pipeline. In May 1994, the Partnership purchased the South Timbalier Block 292 Platform (the "ST 292 Platform"), which is located at the easternmost terminus of Manta Ray's southeast gathering pipeline, and approximately eight miles of six-inch diameter oil pipeline connecting South Timbalier Block 292 with South Timbalier Block 295.

     In 1994, the Partnership constructed an extension to the LOGS system (the "Ship Shoal Pipeline Extension") comprised of two four-inch diameter and two six-inch diameter flow lines, approximately 3.2 miles long, from the SS 332 Platform to the Ship Shoal Block 331 platform owned by Tatham Offshore. Under a gathering and processing agreement between the Partnership and Tatham Offshore, the Partnership is obligated to transport oil and gas production from Ship Shoal Block 331 to the SS 332 Platform and in return Tatham Offshore was required to pay certain demand charges and processing fees. Demand charges were payable under this agreement over a five-year period ending June 1999.
The Ship Shoal Pipeline Extension and related processing facilities were placed into service in July 1994. During late 1994, all of Tatham Offshore's wells at Ship Shoal Block 331 experienced completion and production problems and are currently shut-in. As a result, the Partnership is not currently receiving processing fees under this agreement. Although the demand charges were due whether or not any production was actually transported or processed, effective February 1, 1996, the demand charge obligation was canceled by the Partnership in exchange for certain consideration from Tatham Offshore. See "-- Customers and Contracts -- Transportation, Processing and Platform Access Agreements with Tatham Offshore" and "-- Exploration and Production -- Oil and Gas Properties
- -- Tatham Offshore's Oil and Gas Properties -- Genuine Risk (Ship Shoal Block
331)."

     Partly as a result of the integration of the Manta Ray system with the LOGS system, the Partnership has been successful in obtaining an agreement with Phillips Petroleum Company ("Phillips"), Amoco Production Company ("Amoco") and Anadarko Petroleum Corporation ("Anadarko") for the gathering of gas from the Mahogany field. Under the agreement, the Partnership will own approximately nine miles of new 16-inch diameter pipeline connecting the Mahogany field to a subsea location on its existing system. The agreement provides for the gathering of all of the Mahogany field gas production for the life of the reserves. Initial gas deliveries under this agreement are projected to begin in December 1996.

     In connection with the formation of Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), the owner and operator of the Poseidon Oil Pipeline, the Partnership and POPCO entered into a lease agreement and purchase option agreement. Under the lease agreement, POPCO will temporarily lease a portion of the Manta Ray 14-inch line to handle oil until the second phase of the Poseidon Oil Pipeline is completed. In addition, the Partnership constructed an interconnection to connect the 14-inch Manta Ray line with the Poseidon Oil Pipeline at the SS 332 Platform to enable crude oil deliveries to be made to the Ship Shoal 207 Platform and then through a newly constructed 16-inch line from Ship Shoal Block 207 to the Eugene Island

Pipeline System for transport to shore. The Partnership anticipates that the Manta Ray 14-inch line and the newly constructed 14 and 16-inch lines will be converted to gas service once the lease with POPCO has terminated.

     In December 1994, in connection with the purchase of the remaining interest in the Manta Ray system, the Partnership and Enserch Exploration, Inc. ("Enserch") entered into agreements pursuant to which Enserch committed its oil and gas reserves to be produced from the Allegheny field located in Green Canyon Block 254 to the Manta Ray system for the life of the lease. Under its organizational documents, POPCO has the option to purchase the Enserch oil dedication and any related assets.

     On July 8, 1996, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") announced plans to build and operate an interstate natural gas pipeline system and a connecting gathering system to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Combined Manta Ray System, currently owned by the Partnership, is approximately $270.0 million. The new jurisdictional interstate pipeline, to be named "Nautilus", will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Marathon operated Burns Point Gas Plant and other area gas plants. Upstream of the Ship Shoal 207 terminal, the Combined Manta Ray System will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Marathon and Shell have significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and would provide the majority of the capital funding for the new construction.
The Partnership would provide some funding along with the contribution of the Combined Manta Ray System. The consummation of this joint venture is subject to the negotiation and execution of definitive documents.

     Green Canyon Pipe Line Company. The Green Canyon system consists of approximately 66 miles of 10-inch to 20-inch diameter pipeline and transports gas from the South Marsh Island, Eugene Island, Garden Banks and Green Canyon areas in the Gulf to the west leg of Transco's South Lateral for transportation to shore in eastern Louisiana. Green Canyon is in the process of constructing a one mile lateral to a producing platform being installed by Amerada Hess on South Marsh Island Block 192.

     In November 1995, the Partnership and a subsidiary of Natural Gas Pipeline Company of America ("NGPL") completed the construction and installation of a multipurpose platform on Garden Banks Block 72 (the "GB 72 Platform"). The Partnership, as operator, has placed three wells on production and is continuing drilling operations on Garden Banks Block 72 from the GB 72 Platform. See "-- Exploration and Production -- Oil and Gas Properties -- Flextrend Development's Oil and Gas Properties -- Garden Banks Block 72 (Spectacular Bid)." The GB 72 Platform also acts as the westernmost terminus of the Poseidon Oil Pipeline.

     Ewing Bank Gathering Company. In August 1993, the Partnership completed its Ewing Bank system. The Ewing Bank system consists of approximately seven miles of 3 1/2-inch diameter gathering lines connecting Tatham Offshore's Ewing Bank 914 #2 well to a production platform owned by BP Exploration & Oil, Inc. located at Ewing Bank Block 826. The Ewing Bank 914 #2 well was originally completed as a gas/condensate well. An unanticipated change in the character of the production from the well resulted in a paraffin build-up in the subsea flow lines, impairing production from the well and requiring the Partnership to replace the flow lines. The replacement of the flow lines was completed by the Partnership in December 1994 and production resumed at that time. In February 1996, the Ewing Bank 914 #2 well began producing water in addition to oil and gas. As a result of the water production, oil production has been declining since February 1996. Effective February 1, 1996, the demand charge obligation was canceled by the Partnership in exchange for certain consideration from Tatham Offshore. See "-- Customers and Contracts -- Transportation, Processing and Platform Access Agreements with Tatham Offshore" and "-- Exploration and Production -- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Seattle Slew (Ewing Bank Blocks 914 and 915)."

     Tarpon Transmission Company. The Tarpon system includes a regulated gas transmission facility operated by the Partnership consisting of approximately 40 miles of 16-inch diameter offshore pipeline located on the edge of the Outer Continental Shelf ("OCS"), offshore Louisiana. The Tarpon system extends from the Ship Shoal Block 274, South Addition, to the Eugene Island Area, South Addition in an area of the Gulf adjacent to Green Canyon's gathering system.

     Viosca Knoll System. In May 1994, the Partnership and Tenneco Deepwater Gathering Company, L.L.C., a subsidiary of Tenneco, Inc. ("Tenneco Deepwater"), formed Viosca Knoll Gathering to construct and operate (i) an approximate 94-mile, 20-inch diameter pipeline from a platform on Main Pass Block 252 owned by Shell Offshore, Inc. ("Shell Offshore") to a pipeline owned by Tennessee Gas Pipeline Company at South Pass Block 55 and (ii) a six-mile, 16-inch diameter pipeline from an interconnection with the 20-inch diameter pipeline at Viosca Knoll Block 817 to a pipeline owned by Southern Natural Gas Company at Main Pass Block 289 (the "Viosca Knoll System"). The Viosca Knoll System was completed and placed into service in November 1994.

     In August 1995, the Partnership completed construction and installation of a multi-purpose platform at Viosca Knoll Block 817 (the "VK 817 Platform").
The VK 817 Platform, which is owned 100% by the Partnership, serves as a junction platform for the Viosca Knoll System and a landing site for production from deeper water projects in the vicinity. The Partnership is currently conducting drilling operations from the VK 817 Platform. Tatham Offshore, as working interest owner in the Viosca Knoll Block 817 lease, is obligated to pay the Partnership a monthly demand charge for access to the VK 817 Platform and related processing facilities. In addition, the Partnership has a contract with Walter Oil & Gas which provides for payment on a per unit basis for each barrel of oil or Mcf of gas processed upon the VK 817 Platform. The Partnership also has a contract with the partners of the Ram-Powell lease operated by Shell in the Viosca Knoll area of the Gulf allowing production from this lease area to land on the VK 817 Platform.

     Stingray Pipeline Company. The Stingray system is owned 50% by the Partnership and 50% by a subsidiary of NGPL. The Stingray system consists of approximately 361 miles of six-inch to 36-inch diameter pipeline and transports natural gas from the High Island, West Cameron, East Cameron and Vermilion lease areas in the Gulf to onshore transmission systems at Holly Beach, Cameron Parish, Louisiana. In November 1993, Stingray completed construction of 12 miles of 16-inch diameter pipeline connecting the Garden Banks Block 191 lease operated by Chevron U.S.A. Production Company to the Stingray system. In March 1996, Stingray completed the construction of 31 miles of 20-inch diameter pipeline connecting the GB 72 Platform to the Stingray system at Vermilion Block 320. The Stingray system is operated by NGPL.

     High Island Offshore System. The HIOS system is owned 40% by the Partnership, 40% by subsidiaries of ANR and 20% by a subsidiary of NGPL. The HIOS system transports gas from certain blocks in the High Island area of the Gulf off the eastern coast of Texas to a junction platform owned by HIOS located in West Cameron Block 167 where it interconnects with UTOS and a pipeline owned by ANR for further transportation to points onshore. The HIOS system has approximately 203 miles of pipeline comprised of three supply laterals, the West, Central and East Laterals, that connect to a 42-inch diameter mainline. The HIOS system receives gas from fields located in the Galveston, Garden Banks, High Island, West Cameron and East Breaks areas of the Gulf and is operated by ANR.

     U-T Offshore System. The UTOS system is owned 33 1/3% by the Partnership, 33 1/3% by a subsidiary of ANR and 33 1/3% by a subsidiary of NGPL. The UTOS system transports gas from the terminus of the HIOS system at West Cameron Block 167 to the Johnson Bayou processing facility (the "Johnson Bayou Plant"). The UTOS system consists of approximately 30 miles of 42-inch diameter pipeline extending from a point of interconnection with HIOS at West Cameron Block 167 to the Johnson Bayou Plant where it interconnects with several pipelines. The UTOS system is essentially an extension of the HIOS system, as almost all of the gas transported through UTOS comes from HIOS. UTOS also owns the Johnson Bayou Plant, which provides primary gas and liquids separation and gas dehydration for natural gas transported on HIOS and UTOS. The UTOS system is operated by ANR.

     OIL PIPELINE OPERATIONS - POSEIDON OIL PIPELINE

     In August 1995, the Partnership began construction of the Poseidon Oil Pipeline, a major new sour crude oil system in the Gulf. The Poseidon Oil Pipeline is intended to address the need of offshore producers for additional sour crude oil pipeline capacity in the Flextrend and Deepwater areas of the Gulf for redelivery to existing and new markets onshore Louisiana. In February 1996, the Partnership and Texaco, Inc. ("Texaco") formed POPCO, which at inception, was 50% owned by Poseidon Pipeline Company, L.L.C. ("Poseidon LLC"), an Operating Company of the Partnership, and 50% owned by Texaco Trading and Transportation, Inc. ("Texaco Trading"), a subsidiary of Texaco. POPCO was formed to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements with producers, and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. In July 1996, Marathon joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest.

     Management decisions related to the Poseidon Oil Pipeline are made by a management committee comprised of representatives with authority appointed in direct relationship to the ownership interest. The Poseidon Oil Pipeline is operated by a subsidiary of Texaco. It is anticipated that the additional construction and installation costs of the Poseidon Oil Pipeline will be funded pursuant to the POPCO Credit Facility as discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Leviathan/The Partnership."

     The Poseidon Oil Pipeline will ultimately consist of approximately 200 miles of 16 to 24 inch pipeline capable of delivering up to 400,000 barrels per day of sour crude oil production to multiple market outlets onshore Louisiana. The initial 117-mile segment, which extends easterly from Garden Banks Block 72 to Ship Shoal Block 332, was placed in service in April 1996. The second phase, an 83-mile segment, extending in a northerly direction from the SS 332 Platform to Calliou Island, Louisiana, is currently under construction and is scheduled to be completed by the fourth quarter of 1996. Until the second phase of the Poseidon Oil Pipeline is completed, POPCO is using a portion of the Manta Ray system's 14-inch line which extends from the SS 332 Platform to a platform located in Ship Shoal Block 207. From the Ship Shoal 207 Platform, the oil moves through an interconnection with the Texaco operated Eugene Island Pipeline System to Calliou Island.

     In order to move crude oil from the terminus of the Poseidon Oil Pipeline at Calliou Island to Houma or St. James, Louisiana, POPCO anticipates using existing Texaco pipelines, or as conditions warrant, using other pipelines acquired or constructed by POPCO. POPCO has an agreement pursuant to which Texaco Pipelines Inc. will provide downstream capacity for POPCO from Larose and/or Houma, Louisiana to St. James, Louisiana.

     Recently, POPCO has been successful in obtaining long-term commitments for production from several properties containing significant reserves. POPCO has contracted with Phillips, Amoco and Anadarko with respect to the Mahogany field, Newfield Exploration with respect to Vermilion Block 398, Mobil Oil with respect to South Marsh Island Block 205, and the Partnership and MidCon Corp. with respect to both Garden Banks Block 72 and Garden Banks Block 117. In addition, discussions are currently pending with a number of other producers regarding commitments of reserves to the Poseidon Oil Pipeline.

     OIL AND GAS SUPPLY

     The reserves that are currently available for transportation on the Pipelines and the Poseidon Oil Pipeline are depleting assets and, as such, will be produced over a finite period. Each of the Pipelines and the Poseidon Oil Pipeline must access additional reserves to offset the natural decline in production from existing wells connected to the Pipelines and the Poseidon Oil Pipeline. Management believes that there will be sufficient reserves available to the Pipelines for transportation to maintain throughput at or near current levels for at least the next five years. Initial deliveries from the Poseidon Oil Pipeline began in April 1996, and management believes that there will be significant increases in reserves attached to and transportation through the Poseidon Oil Pipeline over the next several years. As more fully discussed below, each of the Combined Manta Ray System, and the Green Canyon, Ewing Bank, Tarpon and Stingray systems experienced a decrease in transportation volumes in 1995 as compared with the previous year. Conversely, each of the HIOS and UTOS systems experienced increases in volumes transported in 1995 as compared with 1994. In addition, the Partnership placed the Viosca Knoll System and a portion of the Manta Ray system in service in November and December 1994, respectively, and such systems had significant volume increases in 1995 as compared with 1994.

     For the year ended December 31, 1995, the Combined Manta Ray System experienced a throughput decline of 3% from the previous year. This decrease in throughput was a result of lower production from the major connected fields. The Green Canyon system's average daily throughput declined 8% for 1995 as compared with 1994. This decline was due to the gradual decrease in deliverability from the fields connected to the southeast lateral of the Green Canyon system. However, in recent months additional connections to the Green Canyon system have increased throughput to approximately 165 MMcf of gas per day, as compared with an average throughput for 1995 of 71 MMcf of gas per day.

     HIOS experienced an increase in transportation volume of 1% for the year ended December 31, 1995 as compared with the previous year. For the quarter ended June 30, 1996, HIOS daily throughput averaged 955 MMcf per day as compared to an average daily throughput of 819 MMcf per day in the year ended December 31, 1995. HIOS accesses the East Breaks and Garden Banks areas of the Flextrend and Deepwater areas of the Gulf. Although these areas have not experienced as much exploration and development activity as some areas of the Flextrend, management believes that development in these and other areas served by HIOS is likely to occur in future years, resulting in additional throughput on HIOS, and partially offsetting the continuing decline in reservoir deliverability from existing wells connected to HIOS. UTOS experienced an increase in transportation volume of 3% for the year ended December 31, 1995 as compared with the previous year.

     The Ewing Bank system connects Tatham Offshore's Ewing Bank 914 #2 well to a shallow water platform located at Ewing Bank Block 826. In February 1996, the Ewing Bank 914 #2 well began producing water in addition to oil and gas.
As a result of the water production, the well produces less oil, on a daily basis, than the quantity produced prior to February 1996. All of the production from Tatham Offshore's eight block Ewing Bank project area is dedicated to the Partnership for transportation. See -- The Pipelines -- Ewing Bank Gathering Company", "Customers and Contracts -- Transportation, Processing and Platform Access Agreements with Tatham Offshore" and "-- Exploration and Production -- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Seattle Slew (Ewing Bank Blocks 914 and 915)".

     The Tarpon system experienced a throughput decrease of 30% for the year ended December 31, 1995 as compared with the previous year. This decrease was primarily attributable to the normal decline of existing connected fields. For the year ended December 31, 1995, the Stingray system experienced a decrease in throughput of 4% as compared with the previous year.

     CUSTOMERS AND CONTRACTS

     Principal Customers. Union Oil Company of California ("UNOCAL"), Chevron U.S.A., Inc. ("Chevron") and Shell Gas Trading Company ("Shell Trading") accounted for approximately 22%, 15% and 11%, respectively, of Stingray's transportation revenue for the year ended December 31, 1995. During the same period, Texas Gas Transmission Corporation accounted for 24% of HIOS' transportation revenue. Shell Trading, Tatham Offshore and United Meridian Corporation accounted for 48%, 18% and 13%, respectively, of the transportation revenue from LOGS during the year ended December 31, 1995. Texaco Gas Marketing, Inc., UNOCAL, Conoco, Inc. and Occidental USA accounted for 37%, 17%, 16% and 16%, respectively, of the transportation revenue from Green Canyon for the year ended December 31, 1995. Chevron, Oryx Energy Company and Anadarko Trading Company accounted for 33%, 30% and 15%, respectively, of the transportation revenue from Tarpon for the year ended December 31, 1995. Tatham Offshore accounted for 100% of the transportation revenue from Ewing Bank and POGO Gulf Coast Limited Producing Company accounted for 100% of the transportation revenue from the Manta Ray system for the year ended December 31, 1995. Shell, Delmar Operating, Inc. and Murphy Oil USA, Inc. accounted for 46%, 31% and 11%, respectively, of the transportation revenue of Viosca Knoll System for the year ended December 31, 1995. No other shipper on any of the Pipelines accounted for more than 10% of any such Pipeline's revenue for 1995.

     The Pipelines transport gas under both firm and interruptible transportation service agreements. Under firm service agreements, a pipeline is obligated to transport up to a specified maximum quantity of gas without interruption, except upon occurrence of a force majeure event. Firm customers generally pay a two part rate, a demand charge and a commodity charge. The demand charge is payable monthly based on the maximum contract quantity the pipeline is obligated to transport, without regard to the quantity actually transported during such month. The commodity charge is payable monthly based on the actual quantity of gas transported during such month. Under interruptible contracts, a pipeline is usually obligated to transport up to a specified maximum quantity of gas, subject to availability of capacity, on a first-come, first-served basis. Interruptible customers pay only a one-part commodity rate that includes both the demand and commodity elements of the firm rate.
Stingray has historically provided transportation services under firm service agreements. However, following the expiration of Stingray's two most significant firm transportation agreements in November 1994, substantially all of Stingray's transportation service has been provided under interruptible service agreements.

     Transportation, Processing and Platform Access Agreements with Tatham Offshore. The Partnership and Tatham Offshore have entered into transportation, processing and platform access agreements pursuant to a Master Gas Dedication Agreement by which Tatham Offshore has dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership has agreed to install certain pipeline and related facilities necessary to transport production from the areas and to provide transportation with respect to such production.

     Pursuant to the Master Gas Dedication Agreement, the Partnership constructed the Ship Shoal Pipeline Extension and has refurbished and is operating the SS 332 Platform to process production from Genuine Risk. Each of the three wells Tatham Offshore has drilled at Genuine Risk are currently shut-in and not producing.

     In July 1992, the Partnership and Tatham Offshore entered into a firm gas transportation agreement (the "Ewing Bank Gathering Agreement"). Pursuant to the Ewing Bank Gathering Agreement and the Master Gas Dedication Agreement, all existing and future oil and gas production from Tatham Offshore's leaseholds in the Ewing Bank project area, which includes Ewing Bank Block 914 and seven other contiguous Ewing Bank blocks, is dedicated to the Partnership for transportation.

     The Ewing Bank Gathering Agreement remains in effect for the productive life of the reserves or, if earlier, the expiration of 50 years from the date of first production (August 1993). Under the Ewing Bank Gathering Agreement, the Partnership has agreed to provide future gathering facilities subject to mutual agreement between the parties and the determination by the Partnership that such facilities would be economic. If pursuant to the Ewing Bank Gathering Agreement additional gathering facilities are constructed by the Partnership, the construction of such facilities would require Tatham Offshore to pay additional demand charges and commodity charges. See "-- Exploration and Production -- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Seattle Slew (Ewing Bank Blocks 914 and 915)."

     Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining existing demand charge payments under the transportation agreements, a total of $17.8 million. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the VK 817 Platform. In exchange, the Partnership received 7,500 shares of Tatham Offshore senior preferred stock (the "Senior Preferred Stock"). Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Series A Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of $0.653 per share which was based on the lowest average of consecutive five day closing prices for Tatham Offshore's common stock between December 26, 1995 and July 1, 1996. In addition, the Partnership is entitled to recover an additional $7.5 million plus interest from oil and gas properties obtained from Tatham Offshore. See "-- Exploration and Production -- General." Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.

     Combined Manta Ray System. On May 1, 1996, Manta Ray Gathering Systems Inc. and Manta Ray Pipeline Holding Company, L.L.C. were merged with and into Manta Ray, and the LOGS system and the Manta Ray system, and the respective assets of such entities, were integrated to form the Combined Manta Ray System.

     As of December 31, 1995, the Partnership transported gas on the LOGS system primarily under interruptible gas transportation agreements. In general, these agreements provide that the Partnership will transport up to a specified maximum quantity of gas produced from lease blocks dedicated under
such agreements to specified points of delivery.   In return, the Partnership
receives transportation rates ranging from $0.03 to $0.20 per MMbtu (with a weighted average of $0.075 per MMbtu for volumes transported for the year ended December 31, 1995). These agreements generally expire when production from the lease blocks dedicated under such agreements ceases.

     As of December 31, 1995, the Partnership transported gas on the Manta Ray system under one interruptible service agreement. The average rate applicable to this gathering service is $0.042 per MMbtu. A portion of the system's 14-inch diameter line was placed in service in April 1996 and transports sour crude oil from a connection with the Poseidon Oil Pipeline at Ship Shoal Block 332 to an interconnect with the Eugene Island Pipeline System at Ship Shoal Block 207. The Partnership receives a monthly fee from POPCO for the use of this line.

     Green Canyon. As of December 31, 1995, the Partnership transported gas on the Green Canyon system under both firm and interruptible transportation agreements. In general, such agreements provide that the Partnership will transport up to a specified maximum quantity of gas from various producing platforms to South Marsh Island Block 106 in return for transportation fees that currently range from $0.08 to $0.10 per MMbtu for gas actually transported. No demand charges are payable under these firm gas transportation agreements. With respect to the availability of pipeline capacity, shippers transporting gas under these firm transportation contracts have priority over gas shipped under interruptible contracts. These agreements generally expire when production from the lease blocks dedicated under such agreements ceases.

     Tarpon. As of December 31, 1995, the Partnership transported gas on the Tarpon system under interruptible service agreements and charged an average rate of $0.068 per Mcf of gas transported. Tarpon's rates are currently subject to FERC regulation. See "-- Regulation -- Rate Cases -- Tarpon."

     Viosca Knoll System. As of December 31, 1995, gas was being transported on the Viosca Knoll System under two firm transportation agreements and four interruptible transportation agreements and the average rate charged was $0.114 per MMbtu. Gas reserves from a number of other fields, including the Shell operated Ram-Powell field, are committed to the Viosca Knoll System. These agreements generally expire when production from the lease blocks dedicated under such agreements ceases.

     Stingray. The majority of the gas volume transported on the Stingray system is currently transported under interruptible transportation agreements. As of December 31, 1995, Stingray was a party to three firm transportation agreements providing for transportation of up to 32 MMcf of gas per day, in the aggregate, representing approximately 3% of Stingray's total capacity. All of the rates on the Stingray system are subject to FERC regulation. See
"-- Regulation -- Rate Cases -- Stingray."

     HIOS. The majority of the gas volume transported on the HIOS system is transported pursuant to interruptible transportation agreements. However, as of December 31, 1995, HIOS transported gas under two firm transportation agreements providing for transportation of up to 190 MMcf of gas per day, in the aggregate, representing approximately 11% of the maximum daily capacity of HIOS. All of the rates on the HIOS system are subject to FERC regulation. See "-- Regulation -- Rates Cases -- HIOS."

     UTOS. As of December 31, 1995, the UTOS system transported gas under one firm transportation agreement providing for transportation of up to 20 MMcf of gas per day representing approximately 2% of UTOS' total capacity. The remainder of the gas volume transported on the UTOS system is transported pursuant to interruptible transportation agreements. The one firm contract expired on January 1, 1996.

However, the shipper continues to transport gas on the UTOS system under an interruptible agreement. All of the rates on the UTOS system are subject to FERC regulation. See "-- Regulation -- Rate Cases -- UTOS."

     COMPETITION

     Each of the Pipelines is located in or near natural gas production areas that are served by other pipelines. As a result, the Partnership's systems face competition from both regulated pipelines and gathering systems with respect to its transportation services. Certain of these pipelines are not subject to the same level of rate and service regulation as, and may have a lower cost structure than, the Pipelines, and other pipelines, such as long-haul transporters, have rate design alternatives unavailable to the Pipelines. Consequently, such other pipelines may be able to provide service on more flexible terms and at rates significantly below the maximum rates permitted by the FERC to be charged by the Regulated Pipelines for comparable services. The Pipelines' principal interstate pipeline competitors are ANR, Transco, Trunkline, Tenneco, Texas Eastern Transmission Corporation, Sea Robin Pipeline Company, Columbia Gas Transmission Corporation and their affiliates. The Pipelines compete for new production with these and other competitors on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of the Pipelines to access future reserves will be subject to the ability of the Pipelines or the producers to fund the anticipated significant capital expenditures required to connect the new production.
Several of the Pipelines' competitors are significantly larger and have more capital resources available to them than do the Pipelines.

     The Poseidon Oil Pipeline was built as a result of the Partnership's belief that additional crude oil capacity was required to transport new subsalt and deepwater oil production to shore. Poseidon Oil Pipeline's principal competitors for additional crude oil production are the Texaco operated Eugene Island Pipeline System and the Shell operated Amberjack System. The Poseidon Oil Pipeline competes for new production with these and other competitors on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of the Poseidon Oil Pipeline to access future reserves will be subject to the ability of the Poseidon Oil Pipeline or the producers to fund the anticipated significant capital expenditures required to connect the new production. Several of the Poseidon Oil Pipeline's competitors are significantly larger and have more capital resources available to them than does the Poseidon Oil Pipeline.

EXPLORATION AND PRODUCTION

     GENERAL

     DeepTech conducts exploration and production activities primarily through Tatham Offshore and Flextrend Development Company, L.L.C. ("Flextrend Development"), an Operating Company of the Partnership. Tatham Offshore and Flextrend Development are each independent energy companies engaged in the development, exploration and production of reserves located primarily offshore the United States in the Gulf, focusing principally on the Flextrend and Deepwater areas. Tatham Offshore and Flextrend Development own, in the aggregate, interests in 17 lease blocks in the Gulf comprising 94,720 gross (82,580 net) acres. As of June 30, 1996, Tatham Offshore's and Flextrend Development's proved reserves were estimated to be 15.3 million barrels of oil and 115.6 Bcf of gas in the aggregate based on reserve reports prepared by Ryder Scott Company Petroleum Engineers ("Ryder Scott") and Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"). Ryder Scott, an independent petroleum engineering consulting firm, prepared the reserve report for Tatham Offshore and Netherland, Sewell, also an independent petroleum engineering consulting firm, prepared the reserve report for Flextrend Development. See "-- Oil and Gas Reserves" for a discussion on the assumptions used in, and inherent difficulties relating to, estimating reserves.

     As of August 30, 1996, DeepTech owned (i) 10,000,000 shares of Tatham Offshore common stock representing approximately 39% of the issued and outstanding common stock of Tatham Offshore and (ii) an indirect 23.2% effective interest in Flextrend Development. In addition, DeepFlex Services owns 4,670,957 shares of Series A Preferred Stock and 5,329,043 Tatham Offshore warrants and the Partnership owns 7,500 shares of Senior Preferred Stock of Tatham Offshore. The common stock of Tatham Offshore is traded on the Nasdaq National Market ("Nasdaq") under the symbol "TOFF." The closing price of Tatham Offshore's common stock on Nasdaq was $1 1/16 per share on August 30, 1996. The Tatham

Offshore warrants and Series A Preferred Stock are traded in the over-the-counter market under the symbols "TOFFW" and "TOFFL," respectively.

     On June 30, 1995, Flextrend Development entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore pursuant to which Flextrend Development acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30 million. Flextrend Development is entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout
Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30 million acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7.5 million plus interest. See "-- Transportation Services -- Customers and Contracts -- Transportation, Processing and Platform Access Agreements with Tatham Offshore." By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham
Offshore. As of June 30, 1996, the Payout Amount balance was $77.7 million comprised of (i) initial acquisition and transaction costs of $32.1 million,
(ii) developing and operating costs of $49.3 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $7.1 million, reduced by net revenue of $18.3 million. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. As of June 30, 1996, Flextrend Development had drilled, or was in the process of drilling, a total of eight wells on Viosca Knoll Block 817 and a total of four wells on Garden Banks Block 72. In addition, Flextrend Development was in the process completing the subsea tie-back of the Garden Banks Block 117 #1 well to the Garden Banks Block 72 production platform. At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options (the "Working Interest Options"): (i) to permanently retain 50% of the assigned working interests in either the Viosca Knoll Block 817 property or the Garden Banks Block 72/Garden Banks Block 117 properties or (ii) to permanently retain 50% of the assigned working interest in all Assigned Properties in exchange for forgiving 25% or 50%, respectively, of the then-existing Payout Amount, exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements as discussed above. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing,
(ii) delivers evidence that is has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

     OIL AND GAS PROPERTIES

     The following is a description of the oil and gas properties in which Flextrend Development and Tatham Offshore own an interest. These properties include producing properties and undeveloped leases.

     Flextrend Development's Oil and Gas Properties

     Viosca Knoll Block 817 (Phar Lap). Phar Lap is a development project that is comprised of approximately 5,760 gross acres located approximately 40 miles off the coast of Louisiana in approximately 650 feet of water. Pursuant to the Purchase and Sale Agreement, Tatham Offshore assigned to Flextrend Development a 75% working interest (56.25% net revenue interest) in Viosca Knoll Block 817, subject to certain reversionary rights, except for Tatham Offshore's right, title and interest below the stratigraphic equivalent of the base of the Tex X-6 Sand.

     Flextrend Development, as operator, has concluded the drilling program and has completed the drilling of eight natural gas wells on Viosca Knoll Block
817. The Viosca Knoll Block 817 project is currently producing an aggregate of approximately 90 MMcf of gas per day. The well deliverability from the Viosca Knoll Block 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the VK 817 Platform. The production equipment is currently being upgraded which should allow the total deliverability from the Viosca Knoll Block 817 project to increase to approximately 125 MMcf per day. From inception of production through June 30, 1996, the Viosca Knoll project has produced 6.7 Bcf of gas, net to Flextrend Development's current 75% working interest. Netherland, Sewell estimates that approximately 45.5 Bcf of proved gas reserves are attributable to Flextrend Development's interest in the Viosca Knoll Block 817 project as of June 30,1996. Production from the Viosca Knoll Block 817 is dedicated to the Partnership for transportation through the Viosca Knoll System. See
"-- Transportation Services -- The Pipelines -- Viosca Knoll System." Pursuant to the Purchase and Sale Agreement, Tatham Offshore will receive a reassignment of at least a 37.5% working interest upon satisfaction of the Payout Amount.

     Garden Banks Block 72 (Spectacular Bid). Garden Banks Block 72 covers approximately 5,760 gross (2,880 net) acres and is located 120 miles off the coast of Louisiana in approximately 550 feet of water. Tatham Offshore and Midcon Exploration Company ("MidCon Exploration") jointly bought the Garden Banks Block 72 lease in the August 1991 OCS lease sale for a joint bid of $3.7 million. On June 30, 1995, Tatham Offshore assigned its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 72 to Flextrend Development, subject to certain reversionary rights. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 72.

     In May 1996, Flextrend Development placed on production two wells at Garden Banks Block 72. Since the inception of production in June 1996, Garden Banks Block 72 produced 25 MMcf of gas and 48,000 barrels of oil, net to Flextrend Development's interest. Netherland, Sewell estimates that approximately 0.9 MMbls of proved oil reserves and 2.8 Bcf of proved gas reserves are attributable to Flextrend Development's interest in the Garden Banks Block 72 project as of June 30, 1996. In September 1996, a third well was placed on production. The three wells are currently producing an average of approximately 3,600 barrels of oil and 6.5 MMcf of gas per day. Gas production from Garden Banks Block 72 is being transported through the Stingray system and the oil production is being transported through the Poseidon Oil Pipeline. Flextrend Development has drilled an additional well on Garden Banks Block 72 which it is in the process of completing. A fifth well is currently planned for the field. Pursuant to the Purchase and Sale Agreement, Tatham Offshore will receive a reassignment of at least a 25% working interest upon satisfaction of the Payout Amount.

     Garden Banks Block 117 (Spend A Buck). Garden Banks Block 117 covers 5,760 gross (2,880 net) acres adjacent to Garden Banks Block 72 and is located in approximately 1,000 feet of water. Tatham Offshore and MidCon Exploration jointly acquired the Garden Banks Block 117 lease from Shell Offshore under a farm-in arrangement. The farm-in agreement provides that Shell Offshore retains a 1/12 overriding royalty interest in Garden Banks Block 117 with an option to convert the overriding royalty interest into a 30% working interest after the property has produced 25 million net equivalent barrels of oil. In November 1994, Tatham Offshore announced that it had completed the drilling of a new field discovery at Garden Banks Block 117. The Garden Banks 117 #1 well was flow-tested at a rate of approximately 10,500 barrels of oil and 11.9 MMcf of gas per day. On June 30, 1995, Tatham Offshore assigned its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 117 to Flextrend Development, subject to certain reversionary rights. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 117.

     In July 1996, Flextrend Development initiated production from the Garden Banks 117 #1 well which is currently producing approximately 2,500 barrels of oil, 5.0 MMcf of gas and 2,900 barrels of water per day. Flextrend Development is in the process of drilling a second well on the Garden Banks Block 117 lease which, if successful, Flextrend Development intends to complete and place on production during the fourth quarter of 1996. Netherland, Sewell estimates that approximately 2.5 MMbls of proved oil reserves and 4.9 Bcf of proved gas reserves are attributable to Flextrend Development's interest in the Garden Banks Block 117 project as of June 30, 1996. Gas production from Garden Banks Block 117 is transported on the Stingray system and oil production is transported through the Poseidon Oil Pipeline. Pursuant to the Purchase and Sale Agreement, Tatham Offshore will receive a reassignment of at least a 25% working interest upon satisfaction of the Payout Amount.

     Tatham Offshore's Oil and Gas Properties

     Ewing Bank Blocks 914 and 915 (Seattle Slew). Tatham Offshore owns a 100% working interest in the Seattle Slew field which is located in the Flextrend area in a water depth of approximately 1,000 feet. Seattle Slew is the initial development project in Tatham Offshore's Ewing Bank project area. The Ewing Bank project area consists of eight OCS lease blocks which contain approximately 46,000 gross acres and which Tatham Offshore believes contains three development projects.

     In 1991, Tatham Offshore caused the Ewing Bank 914 #2 well to be drilled which was later connected to the Partnership's Ewing Bank system. The Ewing Bank 914 #2 well, Tatham Offshore's first well on Seattle Slew, commenced production in August 1993 from the PA-4 reservoir. From the inception of production through June 30, 1996, the Ewing Bank 914 #2 well has produced a total of approximately 1.1 million barrels of oil and condensate and 3.1 Bcf of gas. Ryder Scott estimates that 0.7 Bcf of proved gas reserves and 319,000 barrels of proved oil reserves remain to be produced from the PA-4 reservoir as of June 30, 1996. Ryder Scott has assigned an additional 2.5 Bcf of proved gas reserves and 1.8 MMbbls of proved oil reserves to three additional reservoirs in the Ewing Bank 914 #2 well. Tatham Offshore anticipates that the Ewing Bank 914 #2 well will need to be recompleted in one of the remaining proved reservoirs during calendar 1997. The production from the Ewing Bank 914 #2 well is transported through the Ewing Bank system to a platform where it is separated, measured and re-delivered into third party pipeline systems for transportation. The Ewing Bank 914 #2 well is currently producing an average of approximately 900 barrels of oil, 2.0 MMcf of gas and 1,600 barrels of water per day. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Tatham Offshore."

     All future production from the Seattle Slew field is dedicated to the Partnership for transportation under the Ewing Bank Gathering Agreement. Under the Ewing Bank Gathering Agreement, the Partnership's obligation to construct facilities to transport production from new wells is subject to the mutual agreement of the parties and the Partnership's determination that such facilities will be economic. See "-- Transportation Services -- Customers and Contracts -- Transportation, Processing and Platform Access Agreements with Tatham Offshore."

     West Delta Block 35 (Silent Beauty). Silent Beauty is a producing field located 10 miles off the coast of Louisiana in approximately 60 feet of water. Silent Beauty was acquired by Tatham Offshore in the May 1992 OCS lease sale for approximately $224,000 to drill for and produce remaining reserves in a fault block of an abandoned field. In late 1992, Tatham Offshore farmed-out the property and retained a 38% working interest in the West Delta Block 35. The #A-1 well began producing in July 1993 and the #A-9 well began producing in March 1994. From the inception of production through June 30, 1996, the Silent Beauty field has produced 2.2 Bcf of gas and 22,000 barrels of oil, net to Tatham Offshore's interest. Ryder Scott estimates that Tatham Offshore's interest in the West Delta Block 35 contained approximately 1.8 Bcf of proved gas reserves and 20,000 barrels of proved oil reserves as of June 30, 1996.
The gas production from the West Delta 35 field is transported onshore through an interstate pipeline system and the oil production is currently transported onshore by barge.

     Ewing Bank Blocks 958, 959, 1002 and 1003 (Sunday Silence). Tatham
Offshore owns a 100% working interest in the Sunday Silence field, a recently discovered and currently undeveloped field that is comprised of 20,160 gross and net acres and located approximately six miles south of the Seattle Slew field in water depths ranging from 1,400 to 1,600 feet. In July 1994, Tatham Offshore completed the drilling of an exploratory well at Sunday Silence, the Ewing Bank 958 #1 well. Logs and sidewall cores indicate that the Ewing Bank 958 #1 well contains approximately 380 feet of oil and gas pay. The Ewing Bank 958 #1 well, which was drilled to a total measured depth of 17,600 feet, identified pay zones in the Pliocene aged formations lying primarily at measured depths between 10,000 and 15,000 feet. Ryder Scott estimates that approximately 6.2 Bcf of proved gas reserves and 4.4 MMbbls of proved oil reserves are attributable to Tatham Offshore's interest in the Ewing Bank 958 #1 well as of June 30, 1996.

     Tatham Offshore completed drilling its second Sunday Silence well at Ewing Bank Block 1003 in late September 1994 to delineate the field. During October 1994, the Ewing Bank 1003 #1 delineation well was flow-tested at a rate of approximately 8,700 barrels of oil and 5.4 MMcf of gas per day. Ryder Scott estimates that approximately 1.1 Bcf of proved gas reserves and 1.8 MMbbls of proved oil reserves are attributable to Tatham Offshore's interest in the Ewing Bank 1003 #1 well.

     Subject to obtaining financing or an appropriate joint venture partner, Tatham Offshore anticipates that the initial two Sunday Silence wells and any subsequent delineation wells will be reentered and completed for production after the installation of a SPAR buoy production facility. Production from Sunday Silence is dedicated to the Partnership under the Ewing Bank Gathering Agreement. See "-- Transportation Services -- Customers and Contracts." See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Tatham Offshore."

     On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for all new federal leases located in 200 meters or greater of water depth in the Gulf. For leases obtained prior to November 28, 1995, the relief provided for in the new law is not automatic but must be applied for with the Secretary of Interior (or his delegate). An applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Tatham Offshore filed an initial application in December 1995 but was advised in late January 1996 that applications could not be accepted in advance of publication of proposed interim regulations. Proposed interim regulations implementing the new law were published by the Minerals Management Service ("MMS") in May 1996. Tatham Offshore is in the process of preparing its application for royalty relief for the Sunday Silence project and anticipates filing such application within the next 30 days. Under the new legislation, a minimum of the first
52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. Tatham Offshore believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that Tatham Offshore will be granted the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

     Viosca Knoll Block 817 (Phar Lap). Tatham Offshore was assigned a 100% working interest in the leases covering the Phar Lap acreage in July 1993 pursuant to a farm-in agreement with Petrofina Delaware, Inc. and Fina Oil and Chemical Company. In October 1994, Tatham Offshore assigned a 25% working interest in the Viosca Knoll Block 817 and certain contiguous leases to F-W Oil Interest, Inc., J. Ray McDermott Properties, Inc. and J. Ray McDermott, Inc. (collectively, the "Phar Deep Partners") in exchange for funding an exploratory well on the Viosca Knoll Block 818. Tatham Offshore has since assigned a 75% working interest (56.25% net revenue interest) in the Phar Lap project to Flextrend Development, subject to certain reversionary rights. The Phar Lap project consists of the Viosca Knoll Block 817 above the stratigraphic equivalent of the base of the Tex X-6 Sand.

     In September 1995, Tatham Offshore, entered into an agreement the Phar
Deep Partners pursuant to which Tatham Offshore reacquired in the aggregate a 25% working interest in Viosca Knoll Blocks 772/773, 774, 817, 818 and 861 (the "Subject Interests"). In return, Tatham Offshore (i) assumed all leasehold and development obligations with respect to the Subject Interests and (ii) issued a Convertible Production Payment (defined below) to each Phar Deep Partner.
Under the Convertible Production Payment, the Phar Deep Partners are entitled in the aggregate to 25% of the proceeds from production attributable to the Subject Interests (after deducting all leasehold operating expenses, including platform
                                      14
access and processing fees) until the Phar Deep Partners have received the aggregate sum of $16 million. At the option of the Phar Deep Partners, the unrecovered portion of the Convertible Production Payment may be converted into common stock of Tatham Offshore at a price of $8.00 per share. Under certain conditions, the Phar Deep Partners have the right to require DeepTech to purchase the Convertible Production Payment for an amount equal to 50% of the unrecovered portion thereof. From the inception of production through June 30, 1996, the Viosca Knoll project has produced 2.2 Bcf of gas, net to Tatham Offshore's current 25% working interest. Ryder Scott estimates that approximately 17.2 Bcf of proved gas reserves are attributable to Tatham Offshore's current 25% working interest in the Viosca Knoll Block 817 project as of June 30, 1996. Pursuant to the Purchase and Sale Agreement, Tatham Offshore will receive a reassignment of at least a 37.5% working interest upon satisfaction of the Payout Amount. See "-- Flextrend Development's Oil and Gas Properties -- Viosca Knoll Block 817 (Phar Lap)."

     Ship Shoal Block 331 (Genuine Risk). The Genuine Risk project is located approximately 75 miles off the coast of Louisiana in 370 feet of water. Tatham Offshore acquired the 5,278 gross acre lease in the OCS lease sale in August 1992 for approximately $224,000 and holds a 100% working interest therein.

     Tatham Offshore installed a drilling and production platform on Ship Shoal Block 331 (the "Ship Shoal Platform") in February 1994. Once the Ship Shoal Platform was installed, Tatham Offshore drilled and completed two wells and initiated production in July 1994. A third well was subsequently drilled and completed. The Partnership constructed the Ship Shoal Pipeline Extension to transport production from such wells. Production and completion problems have caused each of the three wells at Genuine Risk to be shut-in. In connection with Tatham Offshore's assessment of its Ship Shoal Block 331 property and its decision to seek a sale of all or a portion of such property, or a joint venture partner, Tatham Offshore reduced its investment in its Ship Shoal Block 331 property by $8.0 million during the year ended June 30, 1996. Prior to the production problems, the Genuine Risk project produced 88 MMcf of gas and 31,500 barrels of oil. Ryder Scott estimates that 24.4 Bcf of proved gas reserves and 3.2 MMbbls of proved oil reserves are attributable to Tatham Offshore's interest in Genuine Risk.

   Other Properties

     The Partnership owns an overriding royalty interest in the six lease block Ewing Bank Unit operated by Tatham Offshore. This override entitles the Partnership to receive from approximately 3.56% to 5.34% (depending on the water depth of the specific lease block) of the future gross revenue from production from the Ewing Bank Unit, except for the Ewing Bank 914 #2 well, in which the Partnership is entitled to receive 7.13% of the gross revenue from production. The Ewing Bank 914 #2 well is currently the only producing well in the Ewing Bank Unit. See "-- Transportation Services -- The Pipelines -- Ewing Bank Gathering Company." For the year ended December 31, 1995, the Partnership received royalties in the amount of $0.8 million from its overriding royalty interest in the Ewing Bank 914 #2 well. In addition to its royalty interest in the Ewing Bank Unit, the Partnership owns certain other minority interests in oil and gas leases which are not material to the business of the Partnership.

     International Opportunities

     In August 1995, Tatham Offshore formed a wholly-owned subsidiary, Tatham Offshore (Jersey) Ltd. ("TOJ"), to pursue certain international opportunities. TOJ is in the process of attempting to obtain offshore concessions from the government of Nigeria. TOJ has entered into an agreement with an independent oil and gas company that is also attempting to obtain offshore concessions from the government of Nigeria. If either TOJ or such independent oil and gas company receives a concession from the government of Nigeria, the parties have agreed to assign a 50% working interest in such property or properties to the other party. There are no assurances that TOJ will be granted a concession or that the terms and conditions that would apply to a concession if granted would be acceptable to TOJ.

     In February 1996, TOJ entered an agreement pursuant to which it received an option to acquire up to 2,500,000 shares, a 12.5% equity interest in Gas Participacoes Ltda. ("GASPART"). GASPART in turn owns a minority equity interest (approximately 41.5%) in seven local natural gas distribution companies in Brazil. The remaining equity interest in each local distribution company is owned by Petrobras, the Brazilian state-owned oil company, and the state government for the state in which its operations are conducted. The option is exercisable in whole or in part at a price of $1.35 per share plus interest thereon from February 1996 at the London Interbank Offering Rate. The option expires during the third calendar quarter of 1997.

     Tatham Offshore has entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). Under the terms of the Drilling Arrangement, Tatham Offshore has certain options with respect to the use of the semisubmersible drilling rig, the FPS Bill Shoemaker, in the Newfoundland Grand Banks Area, offshore Canada. These options include the use of the FPS Bill Shoemaker for the drilling of a well prior to the deployment of the rig for a third party and the use of the rig following the completion of the third party operations, subject to certain consents and subject to availability. The FPS Bill Shoemaker is currently owned by an affiliate of DeepTech and operated by Sedco Forex under a management agreement. See "-- Contract Drilling Services -- Description of Properties -- FPS Bill Shoemaker."

     OIL AND GAS GATHERING AND MARKETING

     Tatham Offshore and the Partnership have agreed to sell all of their oil and gas production to Offshore Marketing on a month to month basis. Offshore Marketing has agreed to purchase such production at the platforms to which it is delivered. The agreements with Tatham Offshore and the Partnership currently provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. During the year ended June 30, 1996, sales to Offshore Marketing from the Partnership and Tatham Offshore totaled $43.6 million.

     For a discussion of certain transportation and gathering agreements to which Tatham Offshore and Flextrend Development are a party, including the Ewing Bank Gathering Agreement and the Master Gas Dedication Agreement, see "-- Transportation Services -- Customers and Contracts."

     OIL AND GAS RESERVES

     The following estimates of Tatham Offshore's and Flextrend Development's respective and combined total proved developed and proved undeveloped reserves of oil and gas as of June 30, 1996 have been made by Ryder Scott, an independent petroleum engineering consulting firm, with respect to Tatham Offshore's proved reserves and Netherland, Sewell, also an independent petroleum engineering consulting firm, with respect to Flextrend Development's proved reserves.


                                            June 30, 1996
                                   Oil (Mbbl)           Gas(1) (MMcf)
                            ------------------------------------------------
                             Proved       Proved       Proved      Proved
                            Developed   Undeveloped   Developed  Undeveloped

   TATHAM OFFSHORE
   Phar Lap(2)                     --             --     15,694        1,466
   Silent Beauty                   20             --      1,847           --
   Genuine Risk                   978          2,214      8,021       16,348
   Seattle Slew                 2,088             --      3,178           --
   Sunday Silence                  --          6,168         --        7,279
                            ---------  -------------  ---------  -----------
      Subtotal                  3,086          8,382     28,740       25,093
   Reversionary Interests
    in Assigned Properties        302             96      6,534        1,893
                            ---------  -------------  ---------  -----------
      Total                     3,388          8,478     35,274       26,986
                            ---------  -------------  ---------  -----------
   FLEXTREND DEVELOPMENT(3)
   Phar Lap                        --             --     42,995        2,549
   Spectacular Bid                546            362      1,357        1,458
   Spend A Buck                 1,243          1,243      2,474        2,474
                            ---------  -------------  ---------  -----------
    Total                       1,789          1,605     46,826        6,481
                            ---------  -------------  ---------  -----------

   TOTAL                        5,177         10,083     82,100       33,467
                            =========  =============  =========  ===========


- ---------------
(1) Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.
(2) Tatham Offshore's 25% working interest in Phar Lap is subject to a $16.0 million Convertible Production Payment payable from 25% of the net proceeds from such interest. See "- Tatham Offshore's Oil and Gas Properties - Viosca Knoll Block 817 (Phar Lap)."
(3) The estimates relating to Flextrend Development were calculated without taking into consideration certain production costs (including platform access fees, demand charges and other rentals) that will be paid by Flextrend Development to the Partnership as production occurs in consideration for platform construction and installation costs incurred by the Partnership.

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

     Furthermore, the wells at Garden Banks Block 72, Viosca Knoll Block 817, Ewing Bank Block 914 and West Delta Block 35 have only been producing since May 1996, December 1995, August 1993 and July 1993, respectively, and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history.
Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's and Flextrend Development's reserves is based upon volumetric calculations. Further, Tatham Offshore's proved undeveloped reserves will require substantial additional capital to develop and produce. There can be no assurance that Tatham Offshore will be able to finance the development and production of such reserves. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Tatham Offshore."

     The following table sets forth as of June 30, 1996 the estimated future net cash flows and the present value of estimated future net cash flows discounted at 10% per annum from the production and sale of the proved developed and undeveloped reserves attributable to Tatham Offshore's and Flextrend Development's respective and combined interests in gas and oil properties as of such date, as determined by Ryder Scott and Netherland, Sewell in accordance with the requirements of applicable accounting standards, before income taxes.


                                                                           June 30, 1996
                                                                           -------------
                                                                 Proved       Proved       Total
                                                                Developed   Undeveloped    Proved

TATHAM OFFSHORE
 Estimated future net cash flows from
    proved reserves before
    income taxes(1) ..........................................  $  78,440    $  87,471    $ 165,911
 Present value of estimated future net
    cash flows from proved reserves
    before income taxes (discounted
    at 10%) (1) ..............................................  $  59,296    $  49,717    $ 109,013

FLEXTREND DEVELOPMENT
 Estimated future net cash flows from
    proved reserves before income
    taxes (2)(3) .............................................  $ 113,699    $  22,872    $ 136,571

 Present value of estimated future net cash flows from proved
    reserves before income taxes (discounted at 10%) (2)(3) ..  $  99,819    $  17,293    $ 117,112

TOTAL
 Estimated future net cash flows from
    proved reserves before income
    taxes ....................................................  $ 192,139    $ 110,343    $ 302,482
 Present value of estimated future
    net cash flows from proved
    reserves before income taxes
    (discounted at 10%) ......................................  $ 159,115    $  67,010    $ 226,125


- -----------------
(1) In preparing such estimates, Ryder Scott used prices of $19.27 per barrel of oil and $2.48 per Mcf of gas as of June 30, 1996, the weighted average prices that Tatham Offshore estimates it would have received, assuming production from all of its properties with proved reserves.
(2) The estimates relating to Flextrend Development were calculated without taking into consideration certain production costs (including platform access fees, demand charges and other rentals) that will be paid by Flextrend Development to the Partnership as production occurs in consideration of platform construction and installation costs incurred by the Partnership.
(3) In preparing such estimates, Netherland, Sewell used prices of $17.53 per barrel of oil and $2.295 per MMbtu of gas as of June 30, 1996, adjusted by lease for gravity and Btu content, transportation and marketing fees, regional posted price differences and gas price hedges in place. The prices used by Netherland, Sewell represent weighted average prices Flextrend Development estimates it would have received, assuming production from all of its properties with proved reserves.

     In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenues from estimated proved reserves are based on prices and costs at fiscal year end unless future prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for gas and oil, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

     In accordance with methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to Tatham Offshore and Flextrend Development for oil and natural gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, royalty and overriding royalty burdens, production payments and net profits interest expense on certain of Tatham Offshore's and Flextrend Development's properties.

     Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and natural gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenues do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and dividends. The present value of future net cash flows shown above should not be construed as the current market value as of June 30, 1996, or any prior date, of the estimated oil and natural gas reserves attributable to Tatham Offshore's or Flextrend Development's properties.

     PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Tatham Offshore's and Flextrend Development's sale of gas, oil, and condensate for the periods indicated:

                                                                 NATURAL GAS
                                                   TATHAM OFFSHORE         FLEXTREND DEVELOPMENT
                                                                                       SIX MONTHS
                                                 YEAR ENDED JUNE 30,     YEAR ENDED      ENDED
                                              -------------------------  DECEMBER 31,   JUNE 30,
                                               1994     1995     1996        1995         1996
                                              -------  -------  -------  ------------  -----------
Net gas production (MMcf) ..................    2,937    1,505    3,274        392        6,376
Average gas sales price (per Mcf) ..........    $2.34    $1.67    $2.51      $2.35        $2.64
Average production costs (1) (per Mcf) .....    $1.45    $2.33    $1.50      $0.44        $0.93



                                                                  OIL AND CONDENSATE
                                                    TATHAM OFFSHORE          FLEXTREND DEVELOPMENT
                                                                                         SIX MONTHS
                                                  YEAR ENDED JUNE 30,       YEAR ENDED      ENDED
                                              ---------------------------  DECEMBER 31,    JUNE 30,
                                               1994     1995      1996         1995         1996
                                              -------  -------  ---------  ------------  -----------
Net production (Mbbl) ......................      395      333      418        --            25
Average sales price (per barrel) ...........   $13.36   $16.67   $18.83      $ --        $21.57
Average production costs (1) (per barrel) ..   $10.79   $28.02   $19.86      $ --         $3.97


(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include demand and commodity charges under transportation agreements, maintenance and repair, labor and utilities costs.

     The relationship between average prices per Mcf and its average production costs depicted by the table above is not necessarily indicative of future results of operations expected by Tatham Offshore or Flextrend Development. Average production costs exceeded average sales prices for Tatham Offshore in 1995 due primarily to production problems experienced by the Ewing 914 #2 well and the three wells at Genuine Risk. See "-- Exploration and Production -- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Seattle Slew (Ewing Bank Blocks 914 and 915)" and "-- Genuine Risk (Ship Shoal Block 331)."

     ACREAGE

     The following table sets forth Tatham Offshore's and Flextrend Development's respective developed and undeveloped oil and gas acreage as of June 30, 1996. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas and oil, regardless of whether or not such acreage contains proved reserves. Gross acres in the following table refer to the combined number of acres in which a working interest is owned directly by Tatham Offshore or Flextrend Development. The number of net acres is Tatham Offshore's or Flextrend Development's respective fractional ownership of working interests in the gross acres.

                                                     Gross    Net
TATHAM OFFSHORE
 Developed acreage ................................   5,360   4,124
 Undeveloped acreage ..............................  77,840  68,376
                                                     ------  ------
   Total acreage ..................................  83,200  72,500
                                                     ======  ======

FLEXTREND DEVELOPMENT
 Developed acreage ................................   1,760   1,060
 Undeveloped acreage ..............................  15,520   9,020
                                                     ------  ------
   Total acreage ..................................  17,280  10,080
                                                     ======  ======

   OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Tatham Offshore and Flextrend Development have drilled in each of the years ended June 30, 1994, 1995 and 1996:

                                      Fiscal Year Ended June 30,
                       ------------------------------------------------------
                            1994              1995                1996
                       --------------   ------------------    ---------------
                       Gross     Net     Gross        Net     Gross     Net

TATHAM OFFSHORE
EXPLORATORY
Productive ..........   3.00     3.00       2.00      1.50        --       --
Dry .................   1.00      .67       2.00      2.00        --       --
                       -----    -----      -----     -----     -----    -----
 Total ..............   4.00     3.67       4.00      3.50        --       --
                       =====    =====      =====     =====     =====    =====

DEVELOPMENT
Productive ..........   1.00      .38       1.00      1.00      4.00     1.00
Dry .................     --       --         --        --      1.00      .25
                       -----    -----      -----     -----     -----    -----
 Total ..............   1.00      .38       1.00      1.00      5.00     1.25
                       =====    =====      =====     =====     =====    =====

FLEXTREND DEVELOPMENT
EXPLORATORY
Productive ..........     --       --         --        --        --       --
Dry .................     --       --         --        --        --       --
                       -----    -----      -----     -----     -----    -----
 Total ..............     --       --         --        --        --       --
                       =====    =====      =====     =====     =====    =====

DEVELOPMENT
Productive ..........     --       --         --        --      6.00     4.00
Dry .................     --       --         --        --      2.00     1.25
                       -----    -----      -----     -----     -----    -----
 Total ..............     --       --         --        --      8.00     5.25
                       =====    =====      =====     =====     =====    =====


     Subsequent to June 30, 1996, Flextrend Development and Tatham Offshore have completed one gross and net productive well and have conducted recompletion operations on one gross (0.38 net) well. As of August 30, 1996, Flextrend Development and Tatham Offshore owned 11 gross (8.26 net) producing wells and are conducting drilling operations on one gross (0.5 net) development well and completion operations on two of five additional gross (4.0 net) development wells which are pending completion.

     COMPETITION

     The exploration and production business is highly competitive. Many competitors have financial and other resources substantially in excess of those available to Tatham Offshore and Flextrend Development and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of Tatham Offshore's and Flextrend Development's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for oil and natural gas production and are beyond the control of Tatham Offshore and Flextrend Development.

     There is also extensive competition in the market for gas and oil produced by Tatham Offshore and Flextrend Development. Increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in gas and oil supplies in recent years resulting in substantial competition for the marketing of gas and oil.
As a result, there have been reductions in gas and oil prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "-- Regulation."

CONTRACT DRILLING SERVICES

   GENERAL

     DeepTech affiliates currently own an interest in two semisubmersible drilling rigs, the FPS Laffit Pincay and the FPS Bill Shoemaker. DeepTech intends to conduct its future contract drilling services business through a newly formed subsidiary, RIGCO North America, L.L.C. ("RIGCO"). In July 1996, DeepTech obtained a commitment from Lehman Commercial Paper Inc. to underwrite and syndicate a senior secured credit facility in an aggregate amount of up to $55 million (the "Lehman Commitment"). The two-year facility is expected to provide the funds necessary to allow RIGCO to acquire the FPS Bill Shoemaker and to perform significant upgrades to the rig. RIGCO intends to acquire the FPS Laffit Pincay from DeepFlex Production Partners, L.P. ("DeepFlex Partners"), an effective 50%-owned affiliate of DeepFlex Services, by assuming certain rig related indebtedness owed to DeepFlex Services. See Item 7. "Liquidity and Capital Resources -- DeepTech -- Sources of Cash."

Description of Properties

     FPS Laffit Pincay. DeepFlex Partners acquired the FPS Laffit Pincay from the Company in March 1995 in a sealed bid auction for $29.3 million. The FPS Laffit Pincay is a second generation semisubmersible drilling rig identical in size to a sister unit, the Penrod 72, that was successfully converted in 1988 by Placid Oil Company and subsequently utilized as a floating production system in the Gulf and later offshore Brazil. The FPS Laffit Pincay was originally acquired with the intent of converting the rig into a floating production system to lease to producers in the Gulf. However, recent shortages in the worldwide semisubmersible rig fleet caused by increased demand have had a significant impact on the rates charged by rig operators. The increase in rig rates caused the Company to reevaluate its plans for its two semisubmersibles and to focus on making the rigs available for contract drilling services.

     In January 1996, DeepFlex Partners entered into an agreement with Sedco Forex under which Sedco Forex has agreed to operate the FPS Laffit Pincay. Sedco Forex is the second largest operator of semisubmersible rigs in the world. Sedco Forex is responsible for all aspects of operating and marketing the rig, subject to agreed budgets and certain authorizations for new contracts. The agreement with Sedco Forex provides them with a management fee and the recoupment of Sedco Forex's actual operating costs. The FPS Laffit Pincay is currently under contract to Flextrend Development and MidCon Exploration and is engaged in the drilling of the Garden Banks Block 117 #2 well.

     FPS Eddie Delahoussaye. The Company acquired the FPS Eddie Delahoussaye, a second generation semisubmersible drilling rig, and an option (the "Wilrig Option") to purchase an additional semisubmersible drilling rig from Wilrig AS ("Wilrig") in November 1994 by issuing promissory notes in the aggregate principal amount of $11.0 million (the "Wilrig Notes") to Wilrig. In addition, Wilrig received warrants granting the right to exchange the principal and interest outstanding under the Wilrig Notes for a maximum of 1,100,000 shares of DeepTech common stock at a price of $10.00 per share. The Company subsequently transferred the FPS Eddie Delahoussaye to DeepFlex Partners in exchange for payment-in-kind indebtedness ("PIK Notes").

     In September 1995, DeepFlex Partners sold the FPS Eddie Delahoussaye to Reading & Bates (U.K.) Limited ("Reading & Bates") for (i) $3.3 million in cash and cash equivalents and (ii) approximately 1.2 million shares of Reading & Bates common stock. DeepFlex Partners transferred the net sales proceeds (including the Reading & Bates common stock which was immediately sold) to DeepFlex Services to repay a portion of the PIK Notes previously issued to DeepFlex Services. The sale of the FPS Eddie Delahoussaye resulted in net proceeds to the Company of approximately $18.0 million.

     FPS Bill Shoemaker. In December 1995 the Company exercised the Wilrig Option and acquired the Treasure Searcher, a semisubmersible drilling rig that has been renamed the FPS Bill Shoemaker. The FPS Bill Shoemaker is a twin pontoon, ten column second generation semisubmersible drilling rig capable of drilling in up to 1,500 feet of water. The vessel is an Aker H-3 modified design built in 1976 as an accommodations unit, converted to a drilling unit in 1981, and upgraded in 1991. Subject to obtaining necessary financing, an extensive upgrade, repair and refurbishment program is planned to begin during the fourth quarter of 1996. Once the upgrade program is completed, the FPS Bill Shoemaker is expected to be deployed offshore Canada and will be operated and managed by Sedco Forex.

     The acquisition of the FPS Bill Shoemaker was made by Deepwater Drillers, L.L.C. ("Deepwater Drillers") for $14.5 million. At the time of the acquisition, Deepwater Drillers was effectively owned 50% by a wholly-owned subsidiary of DeepFlex Services and 50% by Highwood Partners, L.P. ("Highwood Partners"). In order to fund the acquisition and related expenditures, the Company issued promissory notes to Highwood Partners for an aggregate principal amount of $7.6 million which funds were advanced to Deepwater Drillers. As of June 30, 1996, the Company acquired the remaining 50% of Deepwater Drillers from Highwood Partners in exchange for $14.5 million in cash and notes.

     In September 1996, Tatham Offshore entered into the Drilling Arrangement with Sedco Forex who operates the FPS Bill Shoemaker under a charter agreement. The Drilling Arrangement includes the use of the FPS Bill Shoemaker and will become effective upon the mobilization of the rig to Tatham Offshore's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of Tatham Offshore's initial drilling operation and the mobilization of the rig to another location. Tatham Offshore may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, Tatham Offshore is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that Tatham Offshore exercises its option to extend the Drilling Arrangement, Tatham Offshore and Sedco Forex must agree upon additional security for the extension period.

     During the term of the Drilling Arrangement, Tatham Offshore has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, Tatham Offshore will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The Drilling Arrangement is conditioned upon the completion of a third party financing that will fund certain improvements to the FPS Bill Shoemaker. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, Tatham Offshore has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

MARKETING AND GAS PROCESSING

     Offshore Marketing, an 80%-owned subsidiary of DeepTech, was formed to market the oil and gas production of Tatham Offshore, the Partnership and third-party producers.

     Offshore Processors, an 85%-owned subsidiary of DeepTech, was formed to allow the Company to take advantage of gas processing opportunities afforded it as a result of its other activities and interests. Offshore Processors, in partnership with an affiliate of NGPL, currently has processing arrangements with major gas processors to process gas available to such partnership. The volume of gas for which Offshore Processors arranges processing varies monthly depending on the relationship between the price for unprocessed gas and the price for the constituent products resulting from processing.

GEOLOGICAL AND GEOPHYSICAL EXPLORATION TECHNOLOGY

     Dover Technology, Inc. ("Dover"), a 50%-owned affiliate of DeepTech, possesses state-of-the-art exploration capabilities that include seismic analysis technology (hydrocarbon and lithologic identification, amplitude quantification and amplitude variation with offset), interactive seismic data processing and interpretation (both 2-D and 3-D) and computerized petrophysical analysis (log interpretation and reservoir analysis). The use of 3-D seismic surveys, computerized workstations and the integration and analysis of geological, petrophysical and engineering data utilizing modern hardware, software and interpretation techniques produces a more accurate and detailed analysis of prospect opportunities than is available by using conventional approaches. In particular, the use of modern technologies facilitates the optimal placement of development wells, more clearly identifies elements of prospect risk and aids in the prediction of geologic conditions and potential reserves.

     Historically, Dover has provided services primarily to the Company. Dover has entered into service agreements with the Partnership and Tatham Offshore, which expire on October 31, 1996, to provide services to such companies on a first priority basis.

MANAGEMENT SERVICES TO THE SUBSIDIARIES

     DeepTech provides management, operational, financial, accounting and administrative services to each of the Subsidiaries pursuant to management agreements. The management fees charged to the Subsidiaries are intended to approximate the cost of resources allocated by DeepTech to each Subsidiary. DeepTech's general and administrative overhead costs are charged to the Subsidiaries through these management fees. Historically, management fees payable by each Subsidiary during its developmental stage have been funded through advances by DeepTech to each such Subsidiary, thereby reducing cash available to DeepTech from management fees. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership by Leviathan to DeepTech under a management agreement. The Partnership and Tatham Offshore were each charged an annual management fee equal to 40% of DeepTech's unreimbursed overhead through October 31, 1995. In addition, Dover, DeepFlex Services and Offshore Marketing were charged 5.0%, 7.5% and 7.5%, respectively, of DeepTech's unreimbursed overhead. In November 1995, Dover began functioning as a stand alone business unit with its own management and employees and therefore terminated its management agreement with DeepTech. Effective November 1, 1995, DeepTech redetermined the level of services provided to each of its subsidiaries and amended the management agreements with Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing to provide for an annual management fee of 45.3%, 27.4%, 18.8% and 8.5%, respectively, of DeepTech's overhead. During the year ended June 30, 1996, Leviathan charged the Partnership $6,068,000 of fees payable to DeepTech pursuant to the terms of the management agreement. In addition, the management agreement also requires Leviathan to compensate DeepTech for certain tax liabilities resulting from additional taxable income allocated to Leviathan as a result of the Partnership's offering of additional Preference Units and the investment of the offering proceeds into construction projects. For the year ended June 30, 1996, Leviathan charged the Partnership $964,000 to compensate DeepTech for this additional allocated taxable income. During the year ended June 30, 1996, Tatham Offshore, DeepFlex Services, Dover and Offshore Marketing were charged $4,436,000, $2,078,000, $242,000 and $1,138,000, respectively, under their respective management agreements.  Only Leviathan, Tatham Offshore and Offshore

Marketing have paid their management fees for the year ended June 30, 1996. The remaining Subsidiaries, which provide DeepTech reimbursement of 18.8% of its general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

OTHER ASSETS OF DEEPTECH

     Ewing Bank Override. DeepTech owns overriding royalty interests in the six lease block Ewing Bank Unit, which is operated by Tatham Offshore. The overrides entitle DeepTech to receive from approximately 3.03% to 4.54% (depending on the water depth of the specific lease block) of the future gross revenues from production from the Ewing Bank Unit, except for production from the Ewing Bank 914 #2 well.

     Tatham Offshore Affiliate Note. On November 1, 1995, DeepTech agreed to assume $1.7 million of Dover's account receivable from Tatham Offshore in exchange for reducing Dover's payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1.7 million account receivable from Tatham Offshore into an unsecured promissory note (the "Tatham Offshore Affiliate Note") which bears interest at 14.5% per annum. Interest on the Tatham Offshore Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which Tatham Offshore receives proceeds from the issuance of any preferred stock in an amount equal to or greater than $20.0 million.

     Tatham Offshore Subordinated Notes. As of June 30, 1996, Tatham Offshore had issued to DeepTech $60 million aggregate principal amount of Subordinated Convertible Promissory Notes (the "Tatham Offshore Subordinated Notes"). The Tatham Offshore Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears; provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Tatham Offshore Subordinated Notes is payable in seven equal annual installments commencing August 1, 1999. At any time after August 1, 1999, Tatham Offshore may redeem in full, or may from time to time redeem in part, the Tatham Offshore Subordinated Notes, without penalty or premium, upon 90 days' prior written notice to the holders thereof. The holders of the Tatham Offshore Subordinated Notes have the option, at any time and from time to time, to convert all or any portion of the principal and accrued interest outstanding thereunder into common stock of Tatham Offshore at $10.00 per share, subject to adjustment under certain circumstances. The holders of 20% or more of the principal amount of the Tatham Offshore Subordinated Notes and Tatham Offshore common stock into which Tatham Offshore Subordinated Notes have been converted have the right to demand the registration of the Tatham Offshore Subordinated Notes (or any shares of Tatham Offshore common stock issued upon conversion thereof) under the Securities Act; provided, however, that Tatham Offshore shall only be obligated to file and cause to become effective three registration statements with respect thereto. In addition, such holders have certain piggyback registration rights. If DeepTech were to convert the entire $60 million principal amount of Tatham Offshore Subordinated Notes into Tatham Offshore common stock pursuant to such conversion right, DeepTech would own an additional 6,000,000 shares of Tatham Offshore common stock. DeepTech has no present intention to exercise such conversion right. The holders of a majority of the aggregate principal amount of Tatham Offshore Subordinated Notes may accelerate the payment of the principal and interest thereon upon the occurrence of certain events of default which include the failure to pay principal or interest when due, the voluntary or involuntary bankruptcy of Tatham Offshore, an unpaid judgment against Tatham Offshore in excess of $5 million and the acceleration of other indebtedness of Tatham Offshore in excess of $5 million in the aggregate. The Tatham Offshore Subordinated Notes are subordinate to all senior indebtedness of Tatham Offshore, which includes the Tatham Offshore Affiliate Note. Tatham Offshore has agreed not to incur additional subordinated indebtedness without the consent of the holders of the Tatham Offshore Subordinated Notes. DeepTech may only transfer the Tatham Offshore Subordinated Notes after certain conditions are satisfied.

                                   REGULATION

     GENERAL

     The oil and gas industry is extensively regulated by federal and state authorities in the United States. Legislation affecting the oil and gas industry is under constant review and statutes are constantly being adopted, expanded or amended. Further, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business.

     TRANSPORTATION, PIPELINES AND MARKETING

     General. The design, construction, operation and maintenance by the Pipelines of certain of their gas transmission facilities are subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 as amended ("NGPSA"). Operations in offshore federal waters are regulated by the Department of Interior and the FERC. Under the Outer Continental Shelf Lands Act ("OCSLA") as implemented by the FERC, pipelines that transport natural gas across the OCS must offer nondiscriminatory transportation of natural gas on behalf of others. Substantially all of the pipeline network owned by the Pipelines and POPCO is located in federal waters in the Gulf, and the related rights-of-way were granted by the federal government, the agencies of which oversee such pipeline operations. Federal rights-of-way require compliance with detailed federal regulations and orders which regulate such operations. See "-- Exploration, Production and Development."

     The Poseidon Oil Pipeline is subject to regulation under the Hazardous Liquid Pipeline Safety Act ("HLPSA"). Operations in offshore federal waters are regulated by the Department of the Interior. In addition, under OCSLA, as implemented by the FERC, pipelines that transport crude oil across the OCS must offer nondiscriminatory access to other potential shippers of crude. The Poseidon Oil Pipeline is located in federal waters in the Gulf, and its right-of-way was granted by the federal government. Therefore, the FERC has jurisdiction to compel POPCO to grant access under OCSLA to other shippers of crude oil and to apportion the capacity of the line among owner and non-owner shipper.

     Rates. Each of the Regulated Pipelines (Tarpon, Stingray, HIOS and UTOS) is classified as a "natural gas company" by the NGA. Consequently, the FERC has jurisdiction over the Regulated Pipelines with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the Regulated Pipelines, where required, hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services.

     Under the NGA and the Natural Gas Policy Act of 1978, as amended (the "NGPA"), and the applicable FERC regulations, the Regulated Pipelines may not charge or collect more than the maximum rates on file with the FERC. FERC regulations permit natural gas pipelines to charge maximum rates that generally allow pipelines the opportunity to (i) recover operating expenses, (ii) recover the pipeline's undepreciated investment in property, plant and equipment ("rate base") and (iii) receive an overall allowed rate of return on the pipeline's rate base. The Partnership believes that even after the rate base of any Regulated Pipeline is substantially depleted, the FERC will allow such Regulated Pipeline to recover a reasonable return, whether through a management fee or otherwise.

     None of Green Canyon, Ewing Bank, the Combined Manta Ray System or the Viosca Knoll System is currently considered a "natural gas company" under the NGA. Consequently, these companies are not subject to extensive FERC regulation under the NGA or the NGPA and are thus allowed to negotiate the rates and terms of service with their respective shippers, subject to the "equal access" requirements of the OCSLA, which requirements are administered by the FERC. The FERC has asserted its NGA rate jurisdiction over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, the Partnership does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over Green Canyon, Ewing Bank, the Combined Manta Ray System or the Viosca Knoll system, so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines.

Compliance filings by the Regulated Pipelines under FERC Orders 636, 636-A and 636-B (collectively, "Order 636") have been made and, as amended, generally have been fully implemented. None of the Regulated Pipelines have ever performed a merchant service and each already provides open-access transportation as required by applicable FERC regulations. Compliance with Order 636 by the Regulated Pipelines has no material adverse effect on the financial position or results of operations of the Partnership after its implementation.

     The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act ("ICA"). Therefore, unless the FERC's jurisdiction is invoked under OCSLA to remedy a denial of non-discriminatory access, or the FERC reverses its decision that the ICA does not apply to OCS oil pipelines, commencement of service on the Poseidon Oil Pipeline will not subject it to rate regulation.

RATE CASES

     Tarpon. Tarpon is currently operating under rates approved by the FERC in an order issued February 4, 1993 which approved Tarpon's current rates effective November 1, 1992. Such order provides for a 2 1/2 year moratorium on rate increases by Tarpon or complaints by its shippers subject to certain exceptions that allow Tarpon to file to recover certain costs. In addition, after the first 12 months of the moratorium, Tarpon may file for a rate increase if throughput levels fall below a certain level and its customers may file a complaint with the FERC asking for a prospective rate reduction if throughput exceeds a certain level. During 1994, Tarpon notified its shippers that Tarpon's volumes were at a level that would allow such a complaint to be filed in accordance with its settlement. However, to date, no complaint has been filed. Tarpon's rates contained two surcharges that terminated on March 31 and October 31, 1995, respectively.

     On May 28, 1992, Tarpon filed a petition requesting the FERC to declare its offshore system to be a gathering facility exempt from the FERC's jurisdiction and to vacate the order certificating the facilities. On July 20, 1992, the FERC denied Tarpon's petition. Tarpon filed a request for rehearing on November 17, 1992, and the FERC denied such request. Tarpon appealed the FERC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit") on November 20, 1992. The proceedings before the D.C. Circuit have been stayed pending action by the FERC with respect to a motion filed by Tarpon on February 23, 1993 requesting the FERC reopen and reconsider its orders rejecting Tarpon's petition, which motion was renewed on June 25, 1996. The renewal motion was opposed by one intervenor who subsequently agreed to withdraw its opposition so that now Tarpon's motion is unopposed. Such motion is pending before the FERC.

     Stingray.  On July 1, 1994, Stingray filed a rate case with the FERC under
Section 4 of the NGA to increase its previously approved rates. This filing was required because of the expiration on November 29, 1994, of Stingray's two large firm contracts, which accounted for approximately 85% of Stingray's contracted firm capacity, and the resulting loss of revenues attributable to those firm contracts. See "Business Operations -- Transportation Services -- Customers and Contracts -- Transportation Agreements." By order issued October 11, 1995, the FERC approved a settlement of the rate case, pursuant to which Stingray implemented new and final rates. The Partnership has agreed to file a new rate case with the FERC regarding these new rates in October 1998.

     HIOS. In addition to its Order 636 compliance filing, HIOS filed a new rate case on December 31, 1992 seeking to increase its rates over the rates then in effect. HIOS put into effect, subject to refund, rates in excess of those previously authorized but lower than the rates it proposed. On May 18, 1994, HIOS entered into a settlement of that rate case, which settlement was approved by a FERC order dated July 20, 1994. On March 1, 1994, HIOS filed a new rate case seeking higher rates as a result of the expiration of most of its firm contracts. By order dated March 31, 1994, the FERC suspended HIOS' proposed rate increase until September 1, 1994. By order issued September 18, 1995, as modified by order issued October 16, 1995, the FERC approved a settlement of the rate case, pursuant to which HIOS implemented new and final rates effective December 1, 1995. The Partnership has agreed to file a new rate case with the FERC regarding these rates in December 1998.

     UTOS. On March 1, 1994, UTOS filed a new rate case seeking higher rates as a result of the expiration of most of its firm contracts. By order dated March 31, 1994, the FERC suspended UTOS' proposed rate increase until September 1, 1994. By order issued September 18, 1995, as modified by order issued October 16, 1995, the FERC approved a settlement of the rate case, pursuant to which UTOS implemented new and final rates effective December 1, 1995. The Partnership has agreed to file a new rate case with the FERC regarding these rates in December 1998.

     EXPLORATION, PRODUCTION AND DEVELOPMENT

     The exploration, production and development operations of the Company are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonding and insurance in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Tatham Offshore's and the Partnership's exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of gas and oil properties.

     Substantially all of Tatham Offshore's and Flextrend Development's oil and gas lease acreage was granted by the federal government and is being administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Leasing Act of 1920 ("MLA") and similar acts and regulations place limitations on the number of acres under federal leases that may be owned in any one state. The MLA and the OCSLA and related regulations also may restrict a corporation from the holding of federal onshore gas and oil leases if stock of such corporation is owned by citizens of foreign countries that are not deemed reciprocal under such act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction prohibit or otherwise restrict a citizen of the United States from owning minerals and/or rights related thereto in such jurisdiction. The purchase of interests in the Partnership by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on Flextrend Development's ownership of federal leases.

     Tatham Offshore and Flextrend Development presently collectively have interests in or rights to offshore leases located in federal waters. Federal leases are administered by the MMS. Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining an area-wide performance bond and, in some cases, supplemental bonds representing security deemed necessary by the MMS in excess of the area-wide bond requirements for facility abandonment and site clearance costs.

     In August 1993, the MMS issued a final rule that addressed the new levels of bond coverage required of OCS lessees in connection with the plugging and abandoning of wells located offshore, the removal of all production facilities and site clearance cots. The coverage is designed to reflect an appropriate balance between encouraging the maximum economic recovery of gas and oil from federal offshore leases while providing the federal government an adequate level of protection in the event the lessee defaults on its obligations to properly abandon lease wells and remove platforms and other structures from the property.

     Certain producing states, including Louisiana, have recently adopted or considered adopting measures that alter the methods used to prorate gas production from wells located in these states, including those in their territorial waters. These measures may limit the rate at which gas may be produced from the wells in which the Company might acquire an interest. Congress recently considered, but rejected, legislation that would have limited the states' rights to prorate production. The Company cannot predict whether such legislation will be reintroduced or what effect the new state rules may have on gas production in producing states. At the present time there are no allowables which would limit the production of oil or gas leases in which the Company presently owns an interest.

     Pipeline Maintenance

     Each of the Pipelines and the Poseidon Oil Pipeline requires regular and thorough maintenance. The interior of the pipelines are maintained through the regular "pigging" of the lines. Pigging involves propelling through the line a large spherical object which collects, or pushes, any condensate and other liquids on the walls or at the bottom of the pipeline through the line out the far end. More sophisticated pigging devices include those with scrapers, brushes and x-ray devices; however, such pigging devices are usually deployed only on an as needed basis. On a continual basis, corrosion inhibitors are injected into all of the systems through the gas stream. To prevent external corrosion of the pipe, sacrificial anodes are fastened to the pipeline itself at prescribed intervals, providing exterior corrosion protection from sea water. The platforms are painted to the waterline every three to five years to prevent atmospheric corrosion. Sacrificial anodes are also fastened to the platform legs below the waterline to prevent corrosion. A sacrificial anode is a zinc aluminum alloy fixture that is attached to the exterior of a steel object to attract the corrosive reaction that occurs between steel and saltwater to the fixture itself, thus protecting the steel object from corrosion. Remote operated vehicles or divers inspect the platforms below the waterline usually every five years.

     The Stingray and HIOS systems, the Viosca Knoll System, the Poseidon Oil Pipeline and the Combined Manta Ray System, include platforms that are manned on a continuous basis. The personnel onboard the platforms are responsible for site maintenance, operations of the facilities on the platform, measurement of the gas stream at the source of production and corrosion control (pig launching and inhibitor injection).

                                 ENVIRONMENTAL

     General. The Company's operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. To the best of the Company's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulation and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by the Company. Moreover, some risk of environmental costs and liabilities is inherent in the Company's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company. In connection with Leviathan's acquisition of its interests in LOGS, Green Canyon, HIOS and UTOS, Transco agreed to indemnify Leviathan through 1999 for environmental claims arising out of incidents which occurred prior to July 1992. Leviathan intends, to the extent possible, to transfer to the Partnership the benefit of any rights arising under such indemnification.

     Pipeline Transportation. In addition to the NGA, the NGPA and the OCSCA, several federal and state statutes and regulations may pertain specifically to the operations of the Pipelines. The Hazardous Materials Transportation Act, as amended, regulates materials capable of posing an unreasonable risk to health, safety and property when transported in commerce. The NGPSA and the HLPSA authorize the development and enforcement of regulations governing pipeline transportation of natural gas and hazardous liquids. While federal jurisdiction is exclusive over regulated pipelines, the statutes allow states to impose additional requirements for intrastate fines if compatible with federal programs. Both Texas and Louisiana have developed regulatory programs that parallel the federal program for the transportation of natural gas by pipelines.

     Solid Waste. The Company's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Further, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes currently generated during pipeline operations, may, in the future, be designated as "hazardous waste," which are subject to more rigorous and costly disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Company.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the EPA, and in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101 (14) that encompasses natural gas, the Company may generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. Thus, the Company may be responsible under CERCLA or the state equivalents for all or part of the costs required to cleanup sites where a release has occurred.

     Air. The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state statutes. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations. The Environmental Protection Agency (the "EPA") and the states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA") imposes strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and along with the Oil Pollution Act of 1990 (the "OPA"), imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for nonpoint source pollution to restore and protect coastal waters.

     Endangered Species. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes which provide protection to animal and plant species and thus may apply to the Company's operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.

                       OPERATIONAL HAZARDS AND INSURANCE

     A pipeline may experience damage as a result of an accident or other natural disaster. The Company's exploration, production and development operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. To mitigate the impact of repair costs associated with such an accident or disaster, the Company maintains insurance of various types that it considers to be adequate to cover its operations. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. Consistent with insurance coverage generally available to the industry, the Company's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

     The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely effect the Company's operations and financial condition. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

                                  ENCUMBRANCES

     Encumbrances Relating to the Senior Notes. On March 21, 1994, DeepTech issued 12% Senior Secured Notes (the "Senior Notes") pursuant to an Indenture (the "Senior Note Indenture") dated as of March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A., as trustee (the "Trustee"). Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 1994 at a rate of 12% per annum. The Senior Notes mature on December 15, 2000 and are secured by a security interest in and pledge of, among other things, (i) all of the outstanding capital stock currently held or hereafter acquired by DeepTech of and each of the Subsidiaries, including: (a) Leviathan Holdings Company ("Leviathan Holdings") (85%), (b) Tatham Offshore (39%), (c) Deepwater Systems (85%), (d) Dover (50%),
(e) Offshore Marketing (80%), (f) Offshore Processors (85%), (g) DeepFlex Services (100%) and (h) FPS V (100%); (ii) all Tatham Offshore Subordinated Notes currently held or hereafter acquired by DeepTech and any securities into which such notes are converted or for which such notes may be exchanged pursuant to their terms; (iii) all notes issued to DeepTech by any Subsidiary to evidence intercompany advances by DeepTech to such Subsidiary; and (iv) all dividends, distributions, interest and principal payments, cash, instruments and other property and proceeds made upon or with respect to or of the Collateral (as defined therein); provided, however, that if no Event of Default (as defined therein) shall have occurred and be continuing, all dividends, distributions, interest and principal payments, cash instruments and other property and proceeds made upon or with respect to or of the Collateral shall not constitute Collateral and may be used by DeepTech subject to the other terms and conditions of the Senior Note Indenture. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- DeepTech."

     Encumbrances Relating to the Partnership Credit Agreement. The Partnership credit agreement, as amended and restated, is a revolving credit facility with a syndicate of commercial banks which provides the Partnership a maximum $220 million of available credit in the form of a $145 million revolving credit facility and $75 million term loan facility (the "Partnership Credit Facility"). The Partnership Credit Facility is guaranteed by Leviathan and each of the Operating Companies and Tarpon, and is secured by Leviathan's 1% general partner interest in the Partnership, all of Leviathan's and the Partnership's interests in the Operating Companies and Tarpon, and substantially all of the equipment, negotiable instruments and inventory and other personal property of the Operating Companies and Tarpon. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Leviathan/The Partnership."

     Encumbrances Relating to the Highwood Notes. In December 1995, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $13.5 million for the purchase of the FPS Bill Shoemaker. In connection with the caretakership and refurbishment of the FPS Bill Shoemaker and FPS V's purchase of Highwood Partners' 50% interest on June 30, 1996, the Company issued an additional $3.8 million of Highwood Notes. The Highwood Notes are secured by a mortgage on the FPS Bill Shoemaker and approximately $3.0 million of PIK Notes, bear interest at 12%, payable quarterly and are due March 31, 1997. In July 1996, the Company borrowed an additional $1.0 million for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18.3 million. In connection with the issuance of the Highwood Notes, the Company granted Highwood Partners warrants, which expire on December 5, 1997, to acquire 472,973 shares of DeepTech common stock at $5.00 per share. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- DeepTech."

     Encumbrances Relating to the Term Loan. In February 1996, DeepFlex Services entered into a term loan agreement to borrow $12.0 million (the "Term Loan") from a syndicate of commercial lenders. The Term Loan bears interest at 12% per annum, payable monthly, is due on July 15, 1997 and is secured by substantially all tangible and intangible assets currently owned by DeepFlex Services, including 5,329,043 Tatham Offshore warrants, 4,670,957 shares of Series A Preferred Stock and all PIK Notes issued by DeepFlex Partners, except the $3.0 million of PIK Notes pledged to Highwood Partners. In addition, the lenders required an assignment by DeepFlex Services of the first preferred ship mortgage on the FPS Laffit Pincay which is securing the PIK Notes. In connection with the Term Loan, DeepTech issued to the lenders warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share. DeepFlex Services is required to make monthly principal payments equal to its excess cash flow as defined in the Term Loan agreement beginning in October 1996. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- DeepTech."

                                   EMPLOYEES

     As of June 30, 1996, DeepTech had 52 employees. DeepTech has entered into management agreements with each of the Subsidiaries pursuant to which DeepTech provides certain services, including operational, financial, accounting and administrative services. The aggregate fees payable under these agreements provide reimbursement for a substantial portion of DeepTech's general and administrative expenses. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- DeepTech."

                              CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and gas industry and in this Annual Report.

     "3-D seismic" means seismic that is run, acquired and processed to yield a three-dimensional picture of the subsurface.

     "bbl" or "barrel" means barrel, a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

     "Bcf" means billion cubic feet (or thousand MMcf).

     "Btu" means British thermal unit, a unit of heat measure with one btu being the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

     "condensate" means a hydrocarbon mixture that becomes liquid and separates, similar to crude oil, from natural gas when it is produced.

     "development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "exploratory well" means a well drilled to find commercially productive hydrocarbons in an unproved area or to extend significantly a known oil or natural gas reservoir.

     "farm-in" or "farm-out" refers to an agreement whereunder the owner of a working interest in an oil and gas lease delivers the contractual right to earn the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn a working interest in the acreage. The assignor usually retains a royalty or a working interest after payout in the lease. The assignor is said to have "farmed-out" the acreage. The assignee is said to have "farmed-in" the acreage.

     "gathering system" means a pipeline system connecting a number of wells, batteries or platforms to an interconnection with an interstate pipeline.

     "gross" oil and natural gas wells or "gross" acres are the total number of wells or acres, respectively, in which the Company has an interest, without regard to the size of that interest.

     "Mbbl" means thousand barrels.

     "Mcf" means thousand cubic feet, a standard measure of volume for gas.

     "MMbbls" means million barrels.

     "MMbtu" means million British thermal units.

     "MMcf" means million cubic feet.

     "net" oil and natural gas wells or "net" acres are the total gross number of wells or acres, respectively, in which the Company has an interest multiplied times the Company's working interest in such wells or acres.

     "OCS" means Outer Continental Shelf, an area offshore the United States over which the federal government has jurisdiction, which extends from the end of state territorial waters (three to nine nautical miles offshore, depending on the state) to 200 nautical miles from shore. The term OCS as used herein includes not only those areas on the Shelf itself, but those areas in the Flextrend and the Deepwater, to a limit of 200 nautical miles, as well.

     "recompletion" means the completion of an existing well for production from a formation that exists behind the casing of the well.

     "royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually carved from the leasehold interest pursuant to an assignment to a third party reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

     "working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

     In this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

ITEM 2. PROPERTIES

     Information on properties of the Company is included in Item 1.
"Business."

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain other legal proceedings that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC. See "-- Regulation -- Transportation, Pipelines and Marketing." It is the opinion of management that the disposition of the Company's pending legal proceedings will not individually or in the aggregate have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of August 30, 1996 regarding the executive officers of the Company and the principal executive officers of certain of its Subsidiaries. Each executive officer of DeepTech named in the following table has been elected to serve until his successor is duly appointed or elected or until his or her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of DeepTech and any other person pursuant to which he or she was or is to be selected as an officer.


   NAME               AGE  POSITION(S)
Thomas P. Tatham.......50  Chairman of the Board, Chief Executive Officer and
                           a Director of DeepTech
Donald V. Weir.........55  Director and Chief Financial Officer of DeepTech
Janet E. Sikes.........42  Director, Treasurer and Secretary of DeepTech
Grant E. Sims..........41  Director and Senior Vice President of DeepTech and
                           Chief Executive Officer of Leviathan
Edward L. Moses, Jr....60  Senior Vice President--Engineering and Production
                           of DeepTech
Dennis A. Kunetka......47  Senior Vice President--Corporate Finance and
                           Investor Relations of DeepTech


     Thomas P. Tatham has served as Chairman of the Board, Chief Executive Officer and a Director of DeepTech since October 1989 and as Chairman of the Board and a Director of Leviathan since February 1989. Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 through June 1995 and has served as Chairman of the Board of Tatham Offshore since its inception in 1988. Mr. Tatham has over 25 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry. Mr. Tatham serves as a director of J. Ray McDermott S.A.

     Donald V. Weir has served as Chief Financial Officer and a Director of DeepTech since June 1991, Vice President of DeepTech since 1989 and Secretary of DeepTech from 1989 to August 1993. In addition, Mr. Weir has served as a Director of Leviathan since 1989, Secretary of Leviathan since March 1994, Chief Operating Officer of Leviathan from 1989 to March 1994, Secretary and a Director of Dover since 1989, Secretary and a Director of Tatham Offshore from 1988 to September 1995 and as Chief Financial Officer of Tatham Offshore from 1991 to September 1995. From 1988 until 1991, he served as a Vice President of Tatham Offshore. Prior to joining the Company, Mr. Weir served in various executive capacities with numerous entities owned and controlled by Mr. Tatham. Prior to joining Mr. Tatham's organizations in 1980, Mr. Weir was with Price Waterhouse LLP for 14 years.

     Janet E. Sikes has served as Secretary of DeepTech since August 1993, a Director of DeepTech since July 1993, Treasurer of DeepTech since May 1991 and as a Director of Leviathan since September 1991. Ms. Sikes has managed accounting, treasury, cash management and financial reporting functions for various entities owned and controlled by Mr. Tatham since 1981. Prior thereto, Ms. Sikes worked in the audit division of Price Waterhouse LLP, and for two years as the Assistant Controller of Ocean Marine Services, Inc. Ms. Sikes holds a B.B.A. from Texas A&M University and is a certified public accountant.

     Grant E. Sims has served as Senior Vice President of DeepTech since December 1992, as a Director of DeepTech since July 1993 and as Chief Executive Officer of Leviathan since June 1995. Mr. Sims has served as a Director of Leviathan since July 1994. In addition, Mr. Sims served as President of Leviathan from March 1994 through June 1995. Prior to his employment with the Company, Mr. Sims served as an independent consultant with clients ranging from United Gas Pipe Line Company to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") following a ten-year career at Transco where he directed Transco's non-jurisdictional gas activities. Mr. Sims received a B.A. and Ph.D. in Economics from Texas A&M University.

     Edward L. Moses, Jr. has served as Senior Vice President--Engineering and Production of DeepTech since 1992 and Managing Director and a Director of Deepwater Systems since August 1993. From 1991 to 1992, he served as Senior Vice President and a Director of Tatham Offshore. From 1989 to 1991, Mr. Moses served as Vice President--Engineering of Tatham Offshore. Mr. Moses has worked for over 30 years in the oil and gas industry. Prior to joining the Company, he worked for 12 years as an independent consultant in the oil and gas industry. Prior thereto, he spent 18 years working for Superior Oil Company where he served as Manager of International Drilling Operations. Mr. Moses has a B.S. in Petroleum Engineering from Texas A&M University.

     Dennis A. Kunetka has served as Senior Vice President--Corporate Finance and Investor Relations for DeepTech and Leviathan since August 1993 and as Senior Vice President--Corporate Finance for Tatham Offshore since October 1993. Prior to joining the Company, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holdings Corporation (jointly, "United"). Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston and a J.D. degree from South Texas College of Law and is a certified public accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been listed on Nasdaq, which is the principal trading market for these securities, under the symbol "DEEP" since May 16, 1994. As of August 30, 1996, there were approximately 122 holders of record of DeepTech's common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as listed on Nasdaq.


                                                        Common Stock Price Range
                                                        ------------------------
                                                             High      Low
                                                           --------  --------
CALENDAR 1994
 Second Quarter(1) ......................................   16 1/4    10
 Third Quarter ..........................................   14         9 1/2
 Fourth Quarter .........................................   10 1/2     8 3/4

CALENDAR 1995
 First Quarter ..........................................   10 1/2     8 1/2
 Second Quarter .........................................    8 1/2     4
 Third Quarter ..........................................    5         3 1/2
 Fourth Quarter .........................................    5 1/4     3 3/4

CALENDAR 1996
 First Quarter ..........................................    6 1/2     4 1/8
 Second Quarter .........................................    6 1/8     4 1/2
 Third Quarter (through August 30, 1996) ................    7 7/8     5 1/2

- ---------------

(1) Consisted of the period from the date on which DeepTech's common stock was first listed on Nasdaq, May 16, 1994 through June 30, 1994, a 46 day period.

     DeepTech has never paid cash dividends on its common stock and does not contemplate that it will pay any cash dividends on its common stock in the foreseeable future. The payment of future dividends will be determined by DeepTech's Board of Directors in light of conditions then existing, including DeepTech's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. DeepTech is a holding company whose material assets consist primarily of stock of the Subsidiaries. Consequently, DeepTech's ability to pay dividends is dependent upon management fees paid to it pursuant to management agreements with each of the Subsidiaries, quarterly dividends funded by distributions from the Partnership or from other Subsidiaries and interest on and repayment of debt by the Subsidiaries. Further, the Senior Notes Indenture includes covenants that restrict the circumstances under which DeepTech may pay dividends. Pursuant to such covenants, DeepTech is currently prohibited from paying dividends or making other distributions in respect of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for the Company for each of the three fiscal years ended June 30, 1994, 1995 and 1996 and at June 30, 1995 and 1996 have been derived from the historical consolidated financial statements and notes thereto that are included elsewhere in this Annual Report. The consolidated financial data at June 30, 1992 and 1993 and for the years then ended and at June 30, 1994 have been derived from the historical consolidated financial statements. The following selected consolidated financial data of the Company should be read in conjunction with the Company's consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report. As a result of the completion of Tatham Offshore's initial public offering (the "Tatham Offshore Offering"), the results of operations of Tatham Offshore are not consolidated in the Company's financial statements after February 14, 1994 and DeepTech accounts for its investment in Tatham Offshore using the equity method.

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                       --------------------------------------------------------
                                                         1992        1993       1994       1995         1996
                                                       --------    --------   --------  ----------    ---------
                                                                           (In thousands)
STATEMENT OF OPERATIONS DATA:
  Oil and gas sales ................................   $    413    $    371   $ 23,592     $ 18,708    $ 44,491
  Transportation services ..........................         --       7,227         --           --          --
  Equity in earnings ...............................     12,199       9,769      7,862        5,990      10,484
  Other ............................................         10          --      1,989          742         459
                                                       --------    --------   --------     --------    --------

     Total revenue .................................     12,622      17,367     33,443       25,440      55,434
                                                       --------    --------   --------     --------    --------

Production and operating expenses ..................        359       1,091      4,867          215         478
Oil and gas purchases ..............................         --          --     14,988       17,447      43,696
Losses of equity investees .........................         --          --      2,355       13,909       1,859
Costs in excess of (under) revenue on turnkey
  contract..........................................         --       3,500       (818)         --           --
Exploration expenses ...............................        241         447        367           24          14
Depreciation, depletion, amortization
 and impairment ....................................      1,602       1,062        481          326         215
General and administrative expenses ................      5,792       7,782      5,308        3,471       3,793
                                                       --------    --------   --------     --------    --------

         Total operating costs .....................      7,994      13,882     27,548       35,392      50,055
                                                       --------    --------   --------     --------    --------

Operating income (loss) ............................      4,628       3,485      5,895       (9,952)      5,379

Gains on sales of investments in subsidiaries ......         --       7,203     31,758           --          --
Interest income and other ..........................         13         170      2,050        8,212      14,654
Interest and other financing costs .................     (5,174)    (13,686)    (8,421)     (10,006)    (13,112)
                                                       --------    --------   --------     --------    --------
Income (loss) before preferred
   dividends of subsidiaries,
   minority interests and income taxes .............       (533)     (2,828)    31,282      (11,746)      6,921
Preferred dividends of subsidiaries ................     (1,225)       (825)       (90)          --          --
Minority interests in consolidated subsidiaries ....       (618)       (661)      (925)        (519)       (905)
                                                       --------    --------   --------     --------    --------
Income (loss) before cumulative effect of
   accounting change and income taxes ..............     (2,376)     (4,314)    30,267      (12,265)      6,016
Income tax expense (benefit) .......................         88         (15)     3,267       (3,837)      2,374
                                                       --------    --------   --------     --------    --------
Income (loss) before cumulative effect of
   accounting change ...............................     (2,464)     (4,299)    27,000       (8,428)      3,642
Cumulative effect on prior years of changing
   method of accounting for income taxes ...........         --          --        412           --          --
                                                       --------    --------   --------     --------    --------
Net income (loss) ..................................   $ (2,464)   $ (4,299)  $ 26,588     $ (8,428)   $  3,642
                                                       ========    ========   ========     ========    ========
Net income (loss) attributable to
   common stockholders .............................   $ (2,464)   $ (4,299)  $ 25,988  $    (8,428)   $  3,642
                                                       ========    ========   ========  ===========    ========
Net income (loss) per share ........................   $  (0.20)   $  (0.30)  $   1.56  $     (0.55)   $   0.21
                                                       ========    ========   ========  ===========    ========
                                                                             AT JUNE 30,
                                                       --------------------------------------------------------
                                                         1992        1993       1994       1995         1996
                                                       --------    --------   --------  -----------   ---------
                                                                            (In thousands)
BALANCE SHEET DATA:
Property and equipment, net ........................     $5,234    $ 14,060   $ 23,285   $   16,480   $  25,867
Receivables from affiliates ........................         --          --     60,000       89,361     100,490
Equity investments .................................     25,741       4,294     10,426        2,369       4,586
Total assets .......................................     32,637      35,125    119,229      127,693     156,433
Long-term debt .....................................     30,443      15,122     87,656       91,381      97,534
Accumulated losses of equity investee in
  excess of investment .............................         --          --         --        8,008         196
Minority interests in consolidated subsidiaries ....     10,770       5,791        422          639         186
Stockholders' equity (deficit) .....................    (18,080)    (18,529)     8,911        2,382      12,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

GENERAL

     OVERVIEW. DeepTech is a diversified energy company engaged, through the Subsidiaries, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf, with principal focus in the Flextrend and Deepwater areas. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries to pay its operating expenses, service its debt and satisfy its other obligations.

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the fiscal years ended June 30, 1996, 1995 and 1994. See Item 6. "Selected Consolidated Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report for information that should be referred to in conjunction with this discussion. As a result of the completion of the Tatham Offshore Offering, the results of operations of Tatham Offshore are not consolidated in the Company's financial statements after February 14, 1994. Commencing February 15, 1994, DeepTech accounted for its investment in Tatham Offshore using the equity method of accounting.

     LEVIATHAN AND THE PARTNERSHIP. Leviathan serves as the general partner of the Partnership and currently owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech's interest). The Partnership's operations consist primarily of the gathering and transportation of natural gas and crude oil through its pipelines.

     TATHAM OFFSHORE. Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the Flextrend and Deepwater areas of the Gulf. As of June 30, 1996, DeepTech owns approximately 39% of Tatham Offshore's outstanding common stock. In addition, DeepTech owns, through DeepFlex Services, 4.7 million shares of Series A Preferred Stock and 5.3 million warrants of Tatham Offshore and the Partnership owns 7,500 shares of Senior Preferred Stock of Tatham Offshore.

RESULTS OF OPERATIONS

Year Ended June 30, 1996 Compared with Year Ended June 30, 1995

     Oil and gas sales totaled $44.5 million for the year ended June 30, 1996 as compared with $18.7 million for the year ended June 30, 1995. During the year ended June 30, 1996 and 1995, the Company derived its oil and gas revenue by marketing primarily Tatham Offshore's, Flextrend Development's, Manta Ray's and third-party producers' gas and oil production. During the year ended June 30, 1996, the Company sold 13,679 MMcf of gas and 543,730 barrels of oil at average prices of $2.47 per Mcf and $19.58 per barrel, respectively. During the same period in 1995, the Company sold 6,026 MMcf of gas and 458,000 barrels of oil and condensate at average prices of $1.70 per Mcf and $18.46 per barrel, respectively.

     Equity in earnings totaled $10.5 million for the year ended June 30, 1996 as compared with $6.0 million for the same period in 1995. Equity in earnings for the year ended June 30, 1996 primarily included equity in earnings of the Partnership and DeepFlex Partners of $9.1 million and $1.3 million, respectively, whereas, equity in earnings for the same period in 1995 primarily included equity in earnings of the Partnership of $5.9 million. During the year ended June 30, 1996, the Partnership had total revenue of $60.9 million as compared with total Partnership revenue of $36.2 million for the year ended June 30, 1995. For the year ended June 30, 1996, the total throughput, net to the combined interest of the

Partnership in the Pipelines, was 470.4 Bcf as compared with 435.7 Bcf for the year ended June 30, 1995. During the year ended June 30, 1996, DeepFlex Partners, which was formed in March 1995, recorded net income of $2.6 million which included a gain on the sale of the FPS Eddie Delahoussaye, of $5.1 million.

     Other revenue for the year ended June 30, 1996 totaled $0.5 million as compared with $0.7 million for the year ended June 30, 1995 and was primarily attributable to revenue in respect of professional services rendered by Dover to Tatham Offshore and the Partnership. Commencing November 1, 1995, DeepTech accounts for its investment in Dover using the equity method of accounting.

     Operating expenses for the year ended June 30, 1996 totaled $0.5 million as compared with $0.2 million for the year ended June 30, 1995 and included costs to operate the Company's multi-purpose service vessel and to terminate the related charter agreement effective October 1, 1995. The Company began chartering the vessel in May 1995 at an initial base rate of $6,980 per day.

     Oil and gas purchases for the year ended June 30, 1996 totaled $43.7 million as compared with $17.4 million for the year ended June 30, 1995. The activity for both periods represented the cost of oil and gas purchased from Tatham Offshore, Manta Ray and third parties for resale. The activity for the seven months from December 1995 to June 1996 also included the cost of production purchased from Flextrend Development. During the year ended June 30, 1996, the Company purchased 13.7 Bcf of gas and 543,730 barrels of oil at average prices of $2.44 per Mcf and $18.76 per barrel, respectively. During the year ended June 30, 1995, the Company purchased 6.0 Bcf of gas and 458,000 barrels of oil at average prices of $1.59 per Mcf and $16.93 per barrel, respectively.

     Losses of equity investees for the year ended June 30, 1996 totaled $1.9 million as compared with $13.9 million for the year ended June 30, 1995 and related to equity losses of Tatham Offshore. During the year ended June 30, 1996, Tatham Offshore had total operating revenue of $16.1 million and nonoperating income of $22.8 million which was primarily related to the sale of the Assigned Properties to Flextrend Development. During the year ended June 30, 1996, Tatham Offshore sold 3,274 MMcf of gas and 418,000 barrels of oil at average prices of $2.51 per Mcf and $18.83 per barrel, respectively. For the year ended June 30, 1996, Tatham Offshore's depreciation and operating expenses totaled $29.9 million and nonoperating expenses totaled $8.2 million. During the year ended June 30, 1995, Tatham Offshore had total revenue of $8.1 million and sold 1,505 MMcf of gas and 333,000 barrels of oil at average prices of $1.67 per Mcf and $16.67 per barrel, respectively. During the year ended June 30, 1995, Tatham Offshore had nonoperating income of $2.3 million, depreciation and operating expenses of $33.5 million and other nonoperating expenses of $11.6 million.

     Depreciation and amortization totaled $0.2 million for the year ended June 30, 1996 as compared with $0.3 million for the year ended June 30, 1995. Depreciation for both periods related to the Company's vehicles and office furniture and equipment.

     General and administrative expenses for the year ended June 30, 1996 totaled $3.8 million as compared with $3.5 million for the year ended June 30, 1995. The increase in general and administrative expenses was attributable to increased operating activities of DeepTech and its consolidated Subsidiaries as well as expenses incurred associated with DeepTech's deferred compensation arrangements and a bonus awarded related to the sale of the FPS Eddie Delahoussaye. This increase in general and administrative expenses is partially offset by a $1.0 million charge to the Partnership to compensate the Company for additional taxable income allocated to Leviathan as a result of the secondary offering of Partnership Preference Units. Pursuant to management fee agreements with each of Tatham Offshore and Leviathan, DeepTech is reimbursed for a portion of its general and administrative expenses. Prior to November 1, 1995, Leviathan and Tatham Offshore were each charged 40% of DeepTech's overhead expenses under their respective management agreements. The remaining 20% of DeepTech's overhead costs were allocated to consolidated Subsidiaries. Effective November 1, 1995, as a result of a reallocation of the level of services DeepTech provides to its Subsidiaries, DeepTech amended its existing management agreements with its Subsidiaries and began charging Leviathan and Tatham Offshore 45.3% and 27.4%, respectively, of overhead costs. The remaining 27.3% of DeepTech's overhead expenses are now allocated to consolidated Subsidiaries. For the year ended June 30, 1996, Leviathan and Tatham Offshore were charged $7.0 million and $4.4 million, respectively, by DeepTech pursuant to their management agreements. For the year ended June 30, 1995, Leviathan and Tatham Offshore were each charged $5.0 million by DeepTech.

     Operating income for the year ended June 30, 1996 totaled $5.4 million as compared with an operating loss of $10.0 million for the year ended June 30, 1995. The change in operating income represented the net effect of the items discussed above.

     Interest and other income for the year ended June 30, 1996 totaled $14.7 million as compared with $8.2 million for the year ended June 30, 1995. Interest and other income for the year ended June 30, 1996 included interest income derived from (i) the Tatham Offshore Subordinated Notes of $7.1 million,
(ii) the PIK Notes of $5.9 million, (iii) the Bridge Loan of $0.2 million, (iv) available cash of $0.4 million, (v) other affiliate debt of $0.2 million and
(vi) other of $0.9 million. Interest and other income for the year ended June 30, 1995 included interest income derived from the Tatham Offshore Subordinated Notes of $7.1 million and available cash of $0.4 million and other income of $0.7 million.

     Interest and other financing costs for the year ended June 30, 1996 totaled $13.1 million as compared with $10.0 million for the year ended June 30, 1995. Interest and other financing costs for the year ended June 30, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.7 million, (ii) interest and amortization of debt issue costs related to DeepTech's subordinated notes of $0.6 million and
(iii) interest related to the Wilrig Notes, Term Loan and other of $1.8 million. During the year ended June 30, 1996, the Company capitalized interest of $1.0 million related to the Highwood Notes. Interest and other financing costs for the year ended June 30, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.7 million and $1.7 million of interest expense related to other debt offset by capitalized interest on construction and refurbishment activities related to the FPS Laffit Pincay of $2.4 million.

     During the year ended June 30, 1996, the Company recorded income tax expense of $2.4 million, reflecting an effective tax rate of approximately 34%. During the year ended June 30, 1995, the Company recorded an income tax benefit of $3.8 million, reflecting an effective tax rate of approximately 33%. The effective tax rate for such period reflected the federal statutory rate of 34% as adjusted for certain expenses that are not deductible for tax purposes.

     After taking into account a $0.9 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the year ended June 30, 1996 totaled $3.6 million. For the year ended June 30, 1995, the Company reported a net loss of $8.4 million after taking into account a $0.5 million loss resulting from minority interests in consolidated subsidiaries.

Year Ended June 30, 1995 Compared with Year Ended June 30, 1994

     Oil and gas sales totaled $18.7 million for the year ended June 30, 1995 as compared with $23.6 million for the year ended June 30, 1994. Since August 1993, the Company had primarily derived its oil and gas revenue by marketing Tatham Offshore's natural gas, condensate and oil production. In October 1993, the Company commenced its marketing efforts with third-party producers. Tatham Offshore sells its production from its West Delta and Ewing Bank leases to Offshore Marketing at current posted prices for resale to third-party purchasers. During the year ended June 30, 1995, the Company sold 6,026 MMcf of gas and 458,000 barrels of oil and condensate at average prices of $1.70 per Mcf and $18.46 per barrel, respectively. During the same period in 1994, the Company sold 6,823 MMcf of gas and 548,000 barrels of oil and condensate at average prices of $2.16 per Mcf and $15.60 per barrel, respectively. The decrease in oil and gas sales volumes was attributable to lower production by Tatham Offshore as a result of the Ewing Bank 914 #2 well being impaired or shut-in during the first two quarters of fiscal 1995 due to the paraffin build-up in the subsea flow lines. The decrease in production for Tatham Offshore of 2,250 MMcf was offset by an increase in the volumes of natural gas marketed for an affiliate of the Partnership and third-party producers of 1,461 MMcf.

     Equity in earnings totaled $6.0 million for the year ended June 30, 1995 as compared with $7.9 million for the year ended June 30, 1994. Equity in earnings for the year ended June 30, 1995 primarily reflected Leviathan's 27.3% effective interest in the Partnership, whereas, equity in earnings for the same period in 1994 reflected Leviathan's 35.8% effective interest in the Partnership (prior to the Partnership's second primary offering of 3,000,000 Preference Units in June 1994). During the year ended June 30, 1995, the Partnership had total operating revenue of $36.2 million as compared with total operating revenue of $30.5 million for the year ended June 30, 1994. For the year ended June 30, 1995, the total throughput, net to the combined interest of the Partnership in the Pipelines, was 435.7 Bcf as compared with 424.3 Bcf for the year ended June 30, 1994.

     Other revenue for the year ended June 30, 1995 totaled $0.7 million as compared with $2.0 million for the year ended June 30, 1994 and, in both years, was primarily attributable to revenue in respect of professional services rendered by Dover. Dover provided professional services to Tatham Offshore and the Partnership during the year ended June 30, 1995 and to Tatham Offshore, the Partnership and an unaffiliated third party during the same period in 1994.
The decrease in other revenue is primarily attributable to the amendment of a technology services agreement between Dover and Tatham Offshore which was effective July 1, 1994. Under the amended agreement, Dover receives a fixed fee of $50,000 per month. In addition, Deepwater Systems recorded revenue in respect of construction and engineering services provided to the Partnership during the year ended June 30, 1994.

     Production and operating expenses for the year ended June 30, 1995 totaled $0.2 million as compared with $4.9 million for the year ended June 30, 1994. Production and operating costs for the year ended June 30, 1995 included only costs to operate the Company's multipurpose service vessel, which the Company began chartering in May 1995 at an initial base rate of $6,980 per day. Included in production and operating expenses for the year ended June 30, 1994 were costs to operate Tatham Offshore's West Delta 35, Ewing Bank Block 914 #2 and West Cameron 436 wells for the period from July 1, 1993 through February 14, 1994 and costs to transport oil, gas and condensate from the Ewing Bank 914 #2 well through a gathering line owned by the Partnership through February 14, 1994. For the period February 15, 1994 through June 30, 1994, 40% of $3.9 million, or $1.5 million, was included in losses of equity investees as a result of DeepTech's change to the equity method of accounting for Tatham Offshore as of February 15, 1994. The Company's share of these expenses, 40% of $13.7 million, or $5.5 million, was included in losses of equity investees for the year ended June 30, 1995.

     Oil and gas purchases for the year ended June 30, 1995 totaled $17.4 million as compared with $15.0 million for the year ended June 30, 1994. The activity for both periods represented the cost of oil and gas purchased from third parties for resale and certain transportation expenses incurred in connection with oil purchased from Tatham Offshore for resale. Since the Company did not commence its marketing efforts with third-party producers until October 1993, the year ended June 30, 1994 only included nine months of third-party producers' marketing activity. During the year ended June 30, 1995, the Company purchased 6,026 MMcf of gas and 458,000 barrels of oil and condensate at average prices of $1.59 per Mcf and $16.93 per barrel, respectively. During the year ended June 30, 1994, the Company purchased 4,535 MMcf of gas and 341,000 barrels of oil and condensate at average prices of $2.13 per Mcf and $13.36 per barrel, respectively. In addition, the Company incurred $0.8 million in transportation expenses for oil and condensate purchased for resale during the year ended June 30, 1994. Oil and gas purchases subsequent to February 14, 1994 included the purchase cost of oil, condensate and gas produced by Tatham Offshore.

     Losses of equity investees for the year ended June 30, 1995 totaled $13.9 million and represented DeepTech's 40% equity ownership interest in Tatham Offshore's operations. For the period from July 1, 1993 through February 14, 1994, Tatham Offshore's results of operations were consolidated with DeepTech's results of operations. Losses of equity investees for the period from February 15, 1994 through June 30, 1994 totaled $2.4 million. During the year ended June 30, 1995, Tatham Offshore had total revenue of $8.1 million as compared with total revenue of $12.1 million for the year ended June 30, 1994. During the year ended June 30, 1995, Tatham Offshore sold 1,505 MMcf of gas and 333,000 barrels of oil and condensate at average prices of $1.67 per MMcf and $16.67 per barrel, respectively. During the same period in 1994, Tatham Offshore sold 2,937 MMcf of gas and 395,000 barrels of oil and condensate at average prices of $2.34 per MMcf and $13.36 per barrel, respectively. During the year ended June 30, 1995, Tatham Offshore reserved the costs incurred through June 30, 1995 of $10.6 million associated with the drilling of its Ewing Bank 915 #4 and Viosca Knoll 818 #1 wells.

     For the year ended June 30, 1994, income associated with a turnkey construction contract totaled $0.8 million. An estimate of the difference between the turnkey price of $16.0 million and the total cost of $18.7 million was recognized as a loss during the year ended June 30, 1993 and adjusted to actual in the year ended June 30, 1994. The cost overrun was a result of delays in the completion of the installation caused by technical difficulties encountered by a third party subcontractor with certain equipment manufactured by such subcontractor.

     Exploration expenses for the year ended June 30, 1995 totaled $0.1 million as compared with $0.4 million for the year ended June 30, 1994. For the year ended June 30, 1995, exploration expenses consisted primarily of the purchase of seismic data by Dover. For the year ended June 30, 1994, exploration expenses consisted primarily of Tatham Offshore's delay rentals, minimum royalties and the purchase of seismic data prior to the Tatham Offshore Offering on February 14, 1994.

     Depreciation, depletion and amortization totaled $0.3 million for the year ended June 30, 1995 as compared with $0.5 million for the prior year. Depreciation and depletion costs applicable to Tatham Offshore's investment in West Delta Block 35 and the Ewing Bank 914 #2 well prior to the Tatham Offshore Offering accounted for the majority of the costs for the year ended June 30, 1994, whereas, depreciation for the year ended June 30, 1995 related only to the Company's vehicles and office furniture and equipment. The Company's share of Tatham Offshore's depreciation and depletion for the year ended June 30, 1995, 40% of $1.2 million, or $0.5 million, was included in losses of equity investees. The Company's share of Tatham Offshore's depreciation and depletion for the period February 15, 1994 through June 30, 1994, 40% of $0.7 million, or $0.3 million, was included in losses of equity investees.

     General and administrative expenses for the year ended June 30, 1995 totaled $3.5 million as compared with $5.3 million for the year ended June 30, 1994. The decrease in general and administrative expenses was partially attributable to the reimbursement to DeepTech of a larger portion of its general and administrative expenses by Leviathan pursuant to a revision in DeepTech's management fee agreement with Leviathan as amended effective July 1, 1994. During the year ended June 30, 1995, Leviathan was charged $5.0 million by DeepTech pursuant to its management agreement as compared with $2.0 million for the year ended June 30, 1994. In addition, for the period from July 1, 1993 through February 14, 1994, Tatham Offshore's general and administrative expenses were consolidated with those of DeepTech, and included in losses of equity investees for the period from February 15, 1994 through June 30, 1994, whereas, for the year ended June 30, 1995, DeepTech's share of Tatham Offshore's expenses was included in losses of equity investees. During the year ended June 30, 1995, Tatham Offshore was charged $5.0 million by DeepTech pursuant to its management agreement as compared with $3.4 million for the year ended June 30, 1994.

     Operating loss for the year ended June 30, 1995 totaled $10.0 million as compared with $5.9 million of operating income for the year ended June 30, 1994. The operating loss primarily represented the net effect of the items discussed above.

     During the year ended June 30, 1994, the Company recognized a $31.8 million pretax gain in connection with the Tatham Offshore Offering as a result of adjusting the carrying value of its investment in Tatham Offshore to 40% of Tatham Offshore's net equity immediately after the Tatham Offshore Offering.

     Interest and other financing costs, net of interest income and other, for the year ended June 30, 1995 totaled $1.8 as compared with $6.4 million for the year ended June 30, 1994. Interest and other financing costs, net of interest income, for the year ended June 30, 1995, included interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.7 million and interest expense related to other debt of $1.7 million, offset by interest income derived from the Tatham Offshore Subordinated Notes of $7.1 million, interest income from cash on hand of $0.6 million, capitalized interest relating to Deepwater Systems' floating production system construction activities of $2.4 million and other income of $0.5 million. Interest expense and other financing costs, net of interest income for the year ended June 30, 1994 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $3.0 million, $5.4 million of interest expense on debt ultimately refinanced with the Senior Notes and $1.0 million of interest expense related to other debt offset by interest income derived from the Tatham Offshore Subordinated Notes of $1.5 million, interest income from cash on hand of $0.5 million and capitalized interest relating to Deepwater Systems' floating production system construction activities of $1.0 million.

     During the year ended June 30, 1995, the Company recorded an income tax benefit of $3.8 million, reflecting an effective tax rate of approximately 33%. The effective tax rate for such period reflected the federal statutory rate of 34% as adjusted for certain expenses that are not deductible for tax purposes. During the year ended June 30, 1994, the Company recorded an income tax expense of $3.7 million, which consisted of approximately $0.4 million as a result of the Company implementing Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," during the period, and approximately $3.3 million which was impacted by a consolidated subsidiary incurring non-deductible losses.

     After taking into account a $0.5 million loss resulting from the minority interests in consolidated subsidiaries, the Company's net loss for the year ended June 30, 1995 totaled $8.4 million. For the year ended June 30, 1994, the Company reported a net income of $26.0 million after taking into account accrual to redemption value and accrued and paid dividends of $0.7 million on capital stock of subsidiaries, and a $0.9 million loss resulting from minority interests in consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     DEEPTECH

     Sources of Cash. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries (principally the Tatham Offshore Subordinated Notes and the PIK Notes issued by DeepFlex Partners) to pay its operating expenses, service its debt and satisfy its other obligations.

     DeepTech has entered into management agreements with each of the Subsidiaries. The management fees charged to the Subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such Subsidiary. Each of the management agreements has an initial term expiring on June 30, 1997, and may be terminated thereafter upon 90 days' notice by either party thereto. Historically, management fees payable by each Subsidiary during its developmental stage have been funded through advances by DeepTech to each such Subsidiary, thereby reducing cash available to DeepTech.

     With respect to the management agreements with Leviathan, Tatham Offshore, DeepFlex Services, Offshore Marketing and Dover, DeepTech charged each such company, prior to November 1, 1995, an annual management fee of $2.0 million, $2.0 million, $375,000, $375,000 and $250,000, respectively, plus 40%, 40%,
7.5%, 7.5% and 5%, respectively, of DeepTech's unreimbursed selling, general and administrative expenses in exchange for operational, financial, accounting and administrative services. Effective November 1, 1995, Dover began functioning as a stand alone business unit with its own management and employees and therefore terminated its management agreement with DeepTech. As a result of a reallocation of the level of services provided to each of the Subsidiaries, DeepTech amended its existing management agreements with each of its Subsidiaries, effective November 1, 1995, to reflect the revised level of management fees payable by each Subsidiary. Effective November 1, 1995, DeepTech charges Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing 45.3%, 27.4%, 18.8% and 8.5%, respectively, of DeepTech's overhead expenses. For the year ended June 30, 1996, Leviathan and Offshore Marketing made their required cash payments to DeepTech for their management fees. Leviathan was reimbursed by the Partnership for management fees relating to the conduct and business of the Partnership. For the year ended June 30, 1996, DeepTech charged Tatham Offshore $4.4 million under its management agreement. These costs were effectively paid when DeepFlex Services exercised 4,670,957 Tatham Offshore warrants to purchase an equal number of shares of Tatham Offshore Series A Preferred Stock at $1.00 per share by offsetting the then outstanding DeepTech receivable from Tatham Offshore by $4.7 million. DeepFlex Services, which is currently charged 18.8% of DeepTech's general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

     In addition to management fees, DeepTech receives, through dividends from Leviathan Holdings, an 85%-owned subsidiary of DeepTech, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and interest in certain Operating Companies of the Partnership. Commencing in the third calendar quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Preference Unit and Common Unit from $0.55 per Preference Unit and Common Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the year ended June 30, 1996 was approximately $8.8 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

     DeepTech currently holds Tatham Offshore Subordinated Notes with an aggregate principal amount of $60.0 million, representing all of the Tatham Offshore Subordinated Notes outstanding. The Tatham

Offshore Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears (an aggregate of approximately $7.1 million per year); provided, however, effective July 1, 1997, interest shall accrue at a rate of 13% per annum. For the year ended June 30, 1996, interest income under the Subordinated Notes totaled $7.1 million. The principal amount of the Tatham Offshore Subordinated Notes is payable in seven equal annual installments commencing August 1, 1999.

     In September 1995, the Company sold the FPS Eddie Delahoussaye (on behalf of DeepFlex Partners) to Reading & Bates (U.K.) Limited for $18.0 million which was comprised of (i) $3.0 million, (ii) 1,232,057 shares of Reading & Bates common stock and (iii) the forgiveness of $0.3 million of trade receivables due Reading & Bates from a wholly-owned subsidiary of DeepTech. DeepFlex Partners transferred approximately $17.8 million net sales proceeds (including the Reading & Bates common stock) to DeepFlex Services as repayment of a portion of the PIK Notes issued by DeepFlex Partners. The Reading & Bates common stock was sold for $14.7 million in October 1995.

     In December 1995, the Company issued the Highwood Notes to Highwood Partners for an aggregate principal amount of $13.5 million for the purchase of the FPS Bill Shoemaker. In connection with the caretakership and refurbishment of the FPS Bill Shoemaker and FPS V's purchase of Highwood Partners' 50% interest on June 30, 1996, the Company issued an additional $3.8 million of Highwood Notes. The Highwood Notes are secured by a mortgage on the FPS Bill Shoemaker and approximately $3.0 million of PIK Notes, bear interest at 12%, payable quarterly and are due March 31, 1997. In July 1996, the Company borrowed an additional $1.0 million for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18.3 million. In connection with the issuance of the Highwood Notes, DeepTech granted Highwood Partners warrants, which expire on December 5, 1997, to acquire 472,973 shares of DeepTech common stock at $5.00 per share. The Company intends to use the proceeds from the Lehman Commitment to repay the Highwood Notes as discussed below.

     In February 1996, DeepFlex Services entered into the Term Loan to borrow $12.0 million from a syndicate of commercial lenders. The Term Loan bears interest at 12% per annum, payable monthly, is due on July 15, 1997 and is secured by substantially all tangible and intangible assets currently owned by DeepFlex Services, including 5,329,043 Tatham Offshore warrants, 4,670,957 shares of Series A Preferred Stock and all PIK Notes issued by DeepFlex Partners, except the $3.0 million of PIK Notes pledged under the Highwood Notes. In addition, the lenders required an assignment by DeepFlex Services of the first preferred ship mortgage on the FPS Laffit Pincay which is securing the PIK Notes. In connection with the Term Loan, DeepTech issued to the lenders warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share. One of the lenders, Citibank, N.A., required that Mr. Tatham guarantee $6.0 million of the Term Loan. In exchange for Mr. Tatham agreeing to guarantee a portion of the Term Loan, Mr. Tatham received from Citibank, N.A. warrants to purchase 333,333 shares of DeepTech common stock, twenty-five percent of the loan fees payable by the Company to Citibank, N.A. and a quarterly fee equal to 50 basis points per annum for the period the guaranty is outstanding. Proceeds from the Term Loan were utilized to repay $3.5 million of DeepTech short-term notes, for expenses incurred in connection with the Term Loan and for working capital and general corporate requirements. DeepFlex Services is required to make monthly principal payments equal to its excess cash flow as defined in the Term Loan agreement beginning in October 1996. Interest expense and amortization of debt issue costs related to the Term Loan for the year ended June 30, 1996 totaled $0.8 million. The Company intends to use the proceeds from the Lehman Commitment to repay the Term Loan as discussed below.

     In July 1996, DeepTech obtained the Lehman Commitment in an aggregate amount of up to $55.0 million. The two-year credit facility is expected to be made available to RIGCO. RIGCO anticipates using the proceeds from the credit facility to acquire the FPS Bill Shoemaker and to perform significant upgrades to the rig. RIGCO intends to acquire the FPS Laffit Pincay from DeepFlex Partners for the assumption of the PIK Notes. The credit facility will be secured by the FPS Laffit Pincay and the FPS Bill Shoemaker. In connection with the acquisition of the FPS Bill Shoemaker, the rig related debt payable under the Term Loan and Highwood Notes will be paid in full. The credit facility will require a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter. The credit facility remains subject to the negotiation and execution of definitive documents.

     In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will continue until Flextrend Development completes the drilling of its Garden Banks Block 117 #2 well. During the year ended June 30, 1996, DeepFlex Partners provided services totaling $1.1 million under this agreement. Net proceeds from the contract drilling services have been used to pay interest and principal to DeepFlex Services on the PIK Notes.

     Uses of Cash. Management expects that the Company's nondiscretionary expenditures through June 30, 1997 will consist primarily of (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled interest payments on the Term Loan of $120,000 per month or $1.4 million on an annual basis and scheduled principal payments equal to DeepFlex Services' excess cash flow as defined in the Term Loan agreement beginning October 1996,
(iii) scheduled interest payments on the Wilrig Promissory Notes of $275,000 per quarter, or $1.1 million on an annual basis, (iv) scheduled interest payments on the Highwood Notes of $548,000 per quarter and principal of $18.3 million due in March 1997, (v) scheduled payments of interest on affiliate indebtedness of $249,000 per quarter and principal of $6.6 million due in January 1997 and (vi) amounts necessary to pay general and administrative and other operational expenses.

     The Company anticipates that its discretionary expenditures for the year ending June 30, 1997 will include additional investments in its contract drilling services business, consisting of capital expenditures necessary to perform an extensive upgrade, repair and refurbishment program on the FPS Bill Shoemaker to enable it to perform contract drilling services, and amounts necessary to exercise DeepFlex Services' 5,329,043 Tatham Offshore warrants to acquire shares of Convertible Exchangeable Preferred Stock. See "-- Tatham Offshore."

     As discussed above, the Company anticipates that its contract drilling services business will be operated through RIGCO and that the credit facility which is contemplated under the Lehman Commitment will provide the funding to repay the Term Loan and Highwood Notes as well as fund the capital expenditures necessary to upgrade the FPS Bill Shoemaker.

     In January 1996, DeepFlex Services subscribed for the purchase of 10,000,000 Tatham Offshore warrants at a total cost of $5.0 million which was paid through the forgiveness of $5.0 million of principal and interest due under a bridge loan to Tatham Offshore. The Company exercised 4,670,957 of the warrants to acquire Series A Preferred Stock from Tatham Offshore by forgiving $4.7 million in management fees that would otherwise be due from Tatham Offshore. The Company has not yet determined when, or if, it will exercise its remaining Tatham Offshore warrants. Any Tatham Offshore warrants remaining unexercised on January 1, 1997 will be automatically converted into shares of Mandatory Redeemable Preferred Stock of Tatham Offshore. See "-- Tatham Offshore."

     Liquidity Outlook. DeepTech intends to satisfy its capital requirements and other working capital needs primarily from cash on hand and cash provided from management fees, dividends funded by distributions from the Partnership, interest on the Tatham Offshore Subordinated Notes and funds provided from the Lehman Commitment. As of June 30, 1996, the Company had $10.1 million of cash and cash equivalents. DeepTech is and expects to continue to be dependent upon payments from the Subsidiaries to service its debt, pay its operating expenses and satisfy its other obligations. DeepTech's ability to fund the make ready expenditures on the FPS Bill Shoemaker for the fiscal year ending June 30, 1997 as well as the $18.3 million in principal due on the Highwood Notes in March 1997 and the $12.0 million in principal due on the Term Loan in July 1997 will be dependent on its ability to fund the Lehman Commitment or to obtain a similar financing arrangement. In addition, DeepTech will seek to refinance all or a portion of the $6.6 million of affiliate indebtedness which is due in January 1997.

     Based on current projections which assume (i) that approximately $6.6 million of affiliate indebtedness that is due in January 1997 is refinanced,
(ii) the Company receives interest payments on the Tatham Offshore Subordinated Notes when due and (iii) that DeepFlex Services is able to obtain funding under the Lehman Commitment or a similar financing agreement on a timely basis, DeepTech believes that it will have sufficient funds to meet its anticipated capital needs including scheduled payments on indebtedness and make ready expenditures on the FPS Bill Shoemaker.

     DeepTech anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in late 1997 and beyond. These obligations include the repayment by DeepFlex Services of its $11.0 million note to Wilrig which is due in November 1997, the repayment by RIGCO of the remaining balance of the funds obtained pursuant to the Lehman Commitment and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in June 2000. The

Company contemplates raising such funds through (i) the issuance of additional debt or debt refinancing at the DeepTech or subsidiary level, (ii) the sale of equity securities at the subsidiary level, (iii) a repayment of amounts due DeepTech from Tatham Offshore and/or DeepFlex Services and/or (iv) the exercise of outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that the Company will be able to raise capital on terms it deems acceptable on a timely basis. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

     LEVIATHAN/THE PARTNERSHIP

     Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility. Net cash provided by operating activities for the six months ended June 30, 1996 totaled $5.1 million. At June 30, 1996, the Partnership had cash and cash equivalents of $5.5 million.

     Cash from continuing operations is derived from (i) payments for transporting gas through the 100% owned pipelines, (ii) cash distributions from the Stingray, HIOS, UTOS and Viosca Knoll partnerships and from POPCO and West Cameron Dehy, (iii) platform access and processing fees and (iv) the sale of oil and gas attributable to the Partnership's interest in certain producing wells.

     Stingray, HIOS, UTOS and Viosca Knoll are partnerships and POPCO and West Cameron Dehy are limited liability companies in which the Partnership owns an interest. The Partnership's cash flows from operations will be affected by the ability of such entities to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray and POPCO is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of June 30, 1996, interest accrued at the rate of approximately 6.4% per annum and is payable quarterly. As of June 30, 1996, Stingray had $27.55 million outstanding under its term loan agreement.

     In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of the second phase of the Poseidon Oil Pipeline and for other working capital needs of POPCO. As of June 30, 1996, POPCO had $40.0 million outstanding under the POPCO Credit Facility bearing interest at 6.7% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

     Flextrend Development has initiated production from the each of the Assigned Properties. The Viosca Knoll Block 817 lease is currently producing a total of approximately 90 MMcf of gas per day. Flextrend Development owns a 75% working interest in this property, subject to certain reversionary rights. The Garden Banks Block 72 lease, which began producing in May 1996, is currently producing an average of approximately 3,600 barrels of oil and 6.5 MMcf of gas per day. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of approximately 2,02,500 barrels of oil, 5.0 MMcf of gas and 2,900 barrels of water per day. Flextrend Development owns a 50% working interest in each of these properties, subject to certain reversionary rights.

     Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have adversely affected Tatham Offshore's ability to pay demand charges under these agreements. Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under certain transportation agreements, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Convertible Exchangeable Preferred Stock with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is $0.653 per share. In addition, the sum of $7.5 million was added to the Payout Amount under the Purchase and Sale Agreement. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the VK 817 Platform. For the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees.

     The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility providing for up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and $75.0 million term loan facility. Proceeds from the revolving credit facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying the Minimum Quarterly Distribution, as defined in the Partnership Agreement. The revolving credit facility can also be utilized to issue letters of credit as may be required from time to time. As of June 30, 1996, borrowings totaled $75.0 million under the term facility and $118.0 million under the revolving credit facility. As of August 30, 1996, borrowings totaled $75.0 million under the term facility and $131.0 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

     Uses of Cash.  The Partnership's capital requirements consist primarily of
(i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, (ii) expenditures for the maintenance of the pipelines and related infrastructure and the construction of additional pipelines and related facilities for the transportation and processing of gas and oil in the Gulf, including the second phase of the Poseidon Oil Pipeline,
(iii) management fees and other operating expenses and (iv) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the continued development of the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 leases.

     For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution of $0.55 per Unit per quarter ($2.20 per Unit on an annualized basis). Commencing in the third quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. This distribution was paid on August 14, 1996 to Unitholders of record as of July 31, 1996. At the current distribution rate of $0.70 per Unit, the Partnership anticipates making quarterly Partnership distributions of $8.8 million in respect of the Preference Units, Common Units and general partner interest ($35.2 million on an annual basis). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.70 per Preference Unit for the foreseeable future.

     In February 1996, Poseidon LLC and Texaco Trading formed POPCO to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon
Oil Pipeline as well as certain dedication agreements and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of the first phase of the Poseidon Oil Pipeline. In July 1996, Marathon joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathonowns the remaining 28% interest. The Partnership anticipates that POPCO's future capital requirements, including amounts necessary to complete the second phase of the system, will be funded by borrowings under the POPCO Credit Facility.

     On July 8, 1996, the Partnership and affiliates of Marathon and Shell announced plans to build and operate an interstate natural gas pipeline system and a connecting gathering system to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Combined Manta Ray System, currently owned by the Partnership, is approximately $270.0 million. The new jurisdictional interstate pipeline, to be named "Nautilus", will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Marathon operated Burns Point Gas Plant and other area gas plants. Upstream of the Ship Shoal 207 terminal, the Combined Manta Ray System will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Marathon and Shell have significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and would provide the majority of the capital funding for the new construction. The Partnership would provide some funding along with the contribution of the Combined Manta Ray System. The consummation of this joint venture is subject to the negotiation and execution of definitive documents.

     The Partnership anticipates that capital expenditures in connection with the maintenance and enhancement of the service capabilities of the Ewing Bank, Green Canyon and Tarpon systems will aggregate approximately $0.5 million per year although the actual level of these capital expenditures may change from time to time for many reasons, some of which may be beyond the control of the Partnership. Total capital expenditures and equity investments for 1995 were $173.6 million. The Partnership anticipates that its total capital expenditures for 1996 will relate to continuing construction and drilling activities. The Partnership anticipates funding such costs primarily with available cash flow and borrowings under the Partnership Credit Facility. Capital expenditures of POPCO are anticipated to be funded by borrowings under the POPCO Credit Facility.

     Interest and other financing costs, net of capitalized interest, related to the Partnership Credit Facility totaled $0.6 million for the six months ended June 30, 1996. Such amount included commitment fees and amortization of debt issue costs of $0.2 million. During the six months ended June 30, 1996, the Partnership capitalized $6.0 million of interest costs in connection with construction projects and drilling activities in progress during the period.

     TATHAM OFFSHORE

     Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand, cash generated from continuing operations and proceeds from the exercise of existing Warrants. At June 30, 1996, Tatham Offshore had $4.8 million of cash and cash equivalents. In addition, Tatham Offshore had an additional $6.4 million of net working capital including $12.2 million in stock subscriptions receivable which was collected in July 1996.

     Cash from continuing operations is derived primarily from production from Tatham Offshore's Phar Lap project which is currently producing approximately 90 MMcf per day. As of August 30, 1996, there are five wells at Phar Lap which are capable of production and Flextrend Development is in the process of completing the first of three additional wells on that project. The well deliverability from the Phar Lap project is in excess of the 90 MMcf per day but is limited to such amount by the processing capability of the production equipment currently located on the production platform. Flextrend Development is currently taking steps to add additional equipment to the VK 817 Platform which is expected to increase the processing capacity to approximately 125 MMcf per day by mid November 1996. Tatham Offshore currently owns a 25% working interest in the Phar Lap project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

     Tatham Offshore also has producing wells at Ewing Bank 914 # 2 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. During February 1996, the Ewing Bank 914 #2 well began producing some water (increasing to approximately 62% of total production by August 30, 1996) resulting in a reduction of the hydrocarbon production. The Ewing Bank 914 #2 well is currently producing at a rate of approximately 900 barrels of oil, 2.0 MMcf of gas and 1,600 barrels of water per day.

     As a result of an offering, in February 1996, Tatham Offshore received $12.6 million in gross proceeds ($11.3 million, net) pursuant to the exercise of Rights to purchase 25,120,948 Tatham Offshore warrants at $.50 per warrant. As of July 1, 1996, 18,717,030 of these Tatham Offshore warrants had been exercised to purchase an equivalent number of shares of Series A Preferred Stock at $1.00 per share which generated an additional $18.7 million in proceeds to Tatham Offshore. Proceeds from the offering through July 1, 1996 were utilized to (i) repay $8.1 million in principal and interest due on a bridge loan from DeepFlex Services, (ii) pay $4.7 million in management fees payable by Tatham Offshore to DeepTech pursuant to its management agreement and
(iii) to fund Tatham Offshore's working capital and capital requirements.

     As of July 1, 1996, there were 6,403,918 Tatham Offshore warrants outstanding. Each of the remaining Tatham Offshore warrants may be exercised to purchase one share of (i) Series B 8% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.00 per share ("Series B Preferred Stock") at any time prior to 5:00 p.m. New York time on October 1, 1996 or (ii) Series C 4% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $.50 per share ("Series C Preferred Stock" and together with the Series A Preferred Stock and Series B Preferred Stock, the "Convertible Exchangeable Preferred Stock") at any time prior to 5:00 p.m. New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Tatham Offshore warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock , which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by Tatham Offshore under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four warrants (the "Exchange Warrants" and together with the Rights, the Tatham Offshore warrants, the Convertible Exchangeable Preferred Stock and the Mandatory Redeemable Preferred Stock, the "Securities") each of which entitles the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore
common stock at the $0.653 per share.   On and after July 1, 1997, the
Convertible Exchangeable Preferred Stock will be redeemable at the option of Tatham Offshore. Through August 30, 1996, a total of 320,864 shares of Series A Preferred Stock had been converted into 737,986 shares of Tatham Offshore's common stock.

     Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) amounts due under the Tatham Offshore Subordinated Notes, (ii) expenses associated with operating its producing properties, including its obligations under the Drilling Arrangement and its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interest, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) interest and principal on the Tatham Offshore Affiliate Note and (vi) payments due under the management agreement with DeepTech.

     As of June 30, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Tatham Offshore Subordinated Notes outstanding, the maximum principal amount of Tatham Offshore Subordinated Notes issueable, all of which were held by DeepTech. The Tatham Offshore Subordinated Notes are subordinate to all senior indebtedness of Tatham Offshore, which would include the Tatham Offshore Affiliate Note. As of the date of this Annual Report, Tatham Offshore did not have any outstanding indebtedness ranking senior to the Tatham Offshore Subordinated Notes, except for outstanding indebtedness under the Tatham Offshore Affiliate Note. The Tatham Offshore Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Tatham Offshore Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the year ended June 30, 1996, Tatham Offshore paid DeepTech $7.1 million in interest on the Tatham Offshore Subordinated Notes.

     During the year ended June 30, 1996, Tatham Offshore began incurring abandonment costs related to its West Cameron 436 property, in which it owns a 47% working interest. The West Cameron 436 property ceased producing in 1994. The total estimated abandonment obligation, net to Tatham Offshore's working interest, of $1.2 million was fully accrued as of June 30, 1995. Through August 30, 1996, Tatham Offshore has paid approximately $0.8 million of the estimated abandonment costs.

     Tatham Offshore was obligated to make demand charge payments to the Partnership under certain transportation agreements. Demand charges were payable whether or not any production was actually transported. In addition, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, Tatham Offshore is obligated to pay $1.6 million in platform access fees annually relative to its 25% working interest in its Phar Lap property. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge payments under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the Ship Shoal Extension have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued the Partnership 7,500 shares of Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7.5 million to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Platform. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at per annum less the sum of any dividends paid thereon. If the Senior Preferred Stock is not purchased by Tatham Offshore on or before September 30, 1998, it will be convertible into shares of Tatham Offshore's Series A Preferred Stock based on the liquidation preference amount of the Senior Preferred Stock and the equivalent market value of the Series A Preferred Stock as of the date of conversion. The increase in the Payout Amount will defer the reversion of Tatham Offshore's working interest in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties under the Purchase and Sale Agreement and will be excluded for purposes of computing the amount of the Payout Amount to be extinguished if Flextrend Development exercises one of its Working Interest Options. In addition, Tatham Offshore agreed to grant the Partnership the right to utilize the Ship Shoal Platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. Tatham Offshore has granted the Partnership a right of first refusal relative to a sale of the platform. The agreement with the Partnership reduced demand charge payments by approximately $4.1 million for the fiscal year ended June 30, 1996, and will result in a reduction of $7.8 million for the fiscal year ended June 30, 1997 and $5.9 million for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the VK 817 Platform.

     On November 1, 1995, Tatham Offshore converted $1.7 million of its accounts payable to an affiliate into an unsecured promissory note to DeepTech (the "Tatham Offshore Affiliate Note") which bears interest at 14.5% per annum. Interest on the Tatham Offshore Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which Tatham Offshore receives proceeds from the issuance of any preferred stock in an amount equal to or greater than $20.0 million. Interest expense related to the Tatham Offshore Affiliate Note totaled $0.2 million for the year ended June 30, 1996.

     Effective as of July 1, 1993, the management agreement between Tatham Offshore and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. The management fee is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. In an effort to minimize Tatham Offshore's projected operating cash shortfall, Tatham Offshore and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to Tatham Offshore and amend the management agreement effective November 1, 1995. The amended management agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. For the year ended June 30, 1996, Tatham Offshore was charged $4.4 million in management fees pursuant to the management agreement.

     Liquidity Outlook. During the year ended June 30, 1995 and the first six months of fiscal 1996, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain revisionary rights, all of its working interests in the Assigned Properties for $30 million to Flextrend Development,
(ii) raised additional equity through the sale of Tatham Offshore warrants and Series A Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the levels of services required under its management agreement with DeepTech.

     Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. As of June 30, 1996, the Payout Amount was $77.7 million comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $49.3 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $7.1 million reduced by net revenue of $18.3 million. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. At any time prior to December 10, 1996, Flextrend Development may exercise either of the Working Interest Options in exchange for forgiving 25% or 50%, respectively, of the then-existing Payout Amount, exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the prepayment of demand charges. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing,
(ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

     Flextrend Development initiated production from each of the Assigned Properties. As discussed above, the Phar Lap property is currently producing approximately 90 MMcf per day. In addition to three producing wells on Garden Banks Block 72, which are currently producing approximately 3,600 barrels of oil and 6.5 MMcf of gas per day, an additional well has been successfully drilled and is currently being completed. The Garden Banks 117 property is currently producing approximately 2,500 barrels of oil, 5.0 MMcf of gas and 2,900 barrels of water per day from one well. Flextrend Development is currently drilling a second well at Garden Banks Block 117.

     In September 1996, Tatham Offshore entered into the Drilling Arrangement with Sedco Forex. The Drilling Arrangement includes the use of the FPS Bill Shoemaker and will become effective upon the mobilization of the rig to Tatham Offshore's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of Tatham Offshore's initial drilling operation and the mobilization of the rig to another location. Tatham Offshore may, at its option, extend the initial contract term through
(i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, Tatham Offshore is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that Tatham Offshore exercises it option to extend the Drilling Arrangement, Tatham
Offshore and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, Tatham Offshore has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, Tatham Offshore will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by the Company and is operated by Sedco Forex under a charter agreement. The Drilling Arrangement is conditioned upon the completion of a third party financing that will fund certain improvements to the FPS Bill Shoemaker. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, Tatham Offshore has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

     Tatham Offshore currently intends to fund its operations for the period of July 1, 1996 through at least June 30, 1997 with cash on hand and cash from continuing operations. Although the restructuring of Tatham Offshore's existing demand charge obligations with the Partnership, the reduction of its overhead and the initiation of production from the Viosca Knoll Block 817 field have significantly reduced Tatham Offshore's cash flow deficit, Tatham Offshore does not anticipate generating positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow Tatham Offshore to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of all or a portion of the Assigned Properties which Tatham Offshore anticipates will occur no sooner than the end of fiscal 1998 or (iii) the initial production from Tatham Offshore's Sunday Silence field. In order to initiate production from the Sunday Silence field, Tatham Offshore will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that Tatham Offshore will be able to obtain additional financing on terms that are acceptable to Tatham Offshore.

     To meet these additional capital needs, Tatham Offshore will continue to pursue the implementation of its business strategy which will focus primarily on (i) attempting to develop and initiate production from Tatham Offshore's Sunday Silence field under a farmout or financing arrangement with an industry partner or financial institution, (ii) analyzing the results of drilling operations on the Assigned Properties in an effort to maximize the value of its reversionary interest and attempting to obtain a financing commitment to reacquire the properties or, at a minimum, to cause a reduction in the interest rate utilized in the calculation of the Payout Amount, (iii) attempting to sell or farmout interests in its other properties, (iv) attempting to reinitiate production at Genuine Risk (Ship Shoal Block 331) under a farmout arrangement with an industry partner or, alternatively, selling the property or salvaging the platform and equipment located at Genuine Risk for sale to a third party or redeployment on another property, (v) seeking to acquire interests in producing properties on a carried or financed basis and (vi) pursuing the possible merger of Tatham Offshore with an industry partner with sufficient capital resources available to meet the capital requirements for the development of the combined entity's properties.

     The ability of Tatham Offshore to satisfy its capital needs beyond those funded with the proceeds from the sale of the Tatham Offshore warrants, Series
A Preferred Stock and any of the Securities offered pursuant to Tatham Offshore's offering discussed above will depend upon its success in implementing its business
                                      51
strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although Tatham Offshore has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, Tatham Offshore has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. The relief provided for in the new law is not automatic but must be applied for with the Secretary of Interior (or his delegate). An applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Tatham Offshore filed an initial application in December 1995 but was advised in late January 1996 that applications could not be accepted in advance of publication of proposed interim regulations. Proposed interim regulations were published by the MMS in May 1996. Tatham Offshore is in the process of preparing its application for royalty relief for the Sunday Silence project and anticipates filing such application within the next 30 days. Under the new legislation, the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. Tatham Offshore believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that Tatham Offshore will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

     Tatham Offshore has never paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report or incorporated by reference as set forth in
Item 14(a) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1996 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference. The information regarding executive officers of the Registrant is contained in Part I of this Annual Report under a separate item captioned "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the caption "Election of Directors -- Executive Compensation" in the Proxy Statement relating to the Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Voting Securities and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Election of Directors -- Certain Relationships and Related Transactions" and "-- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

    1.  Financial Statements

        As to financial statements and supplementary information of DeepTech and Leviathan, reference is made to "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

        As to financial statements and supplementary information of the Partnership, reference is made to the financial statements and supplementary information contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which financial statements and supplementary information were filed on March 29, 1996 under Commission File No. 1-11680 and are hereby incorporated herein by reference for all purposes.

        As to financial statements and supplementary information of Tatham Offshore, reference is made to the financial statements and supplementary information contained in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which financial statements and supplementary information were filed on September 26, 1996 under Commission File No. 0-22892 and are hereby incorporated herein by reference for all purposes.

   2.   Financial Statement Schedules

        None.

   3.   Exhibits


        Exhibit
        -------
        Number   Description
        -------  -----------


        3(i)(1) First Amended and Restated Certificate of Incorporation of DeepTech (filed as Exhibit 3(i)(1) to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        3(ii)(1) First Amended and Restated Bylaws of DeepTech (filed as Exhibit
                 3(ii)(1) to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.1 Warrant Agreement, dated as of February 19, 1993, between DeepTech and DLJ, as Initial Holder (filed as Exhibit 4.1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.2 Conditional Warrant Agreement, dated as of February 19, 1993, between DeepTech and DLJ, as Initial Holder (filed as Exhibit
                 4.2 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.3 Warrant Agreement, dated as of December 14, 1993, between DeepTech and DTI (filed as Exhibit 4.3 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.4 Conditional Warrant Agreement, dated as of December 14, 1993, between DeepTech and DTI (filed as Exhibit 4.4 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.5 Common Stock Purchase Warrant, dated December 15, 1992, registered in the name of Citicorp USA, Inc. (filed as Exhibit
                 4.5 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.6 Common Stock Purchase Warrant, dated December 15, 1992, registered in the name of BBU Mezzanine Fund II (filed as Exhibit 4.6 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.7 Warrant Agreement, dated July 20, 1992, between DeepTech and Chemical Bank (filed as Exhibit 4.7 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.8 Form of Selling Stockholder Agreement entered into between DeepTech and each Selling Stockholder (filed as Exhibit 4.8 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.9 Form of Stock Subscription Warrant entered into by DeepTech and each party set forth in Schedule I attached thereto (filed as Exhibit 4.9 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.10 Letter Agreement, dated June 27, 1992, between DeepTech and Michael T. Willis (filed as Exhibit 4.10 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.11 Warrant Agreement dated as of November 8, 1994 between DeepTech and Wilrig AS (filed as Exhibit 4.11 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.1 First Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Leviathan (filed as
                 Exhibit 10.1 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

        10.2 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Leviathan (filed as Exhibit 10.76 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.3 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Tatham Offshore (filed as Exhibit
                 10.1 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.4 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit 10.71 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.5 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Dover (filed as Exhibit 10.3 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.6 Second Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Dover (filed as Exhibit 10.72 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.7 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Offshore Processors (filed as
                 Exhibit 10.4 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.8 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Offshore Processors (filed as Exhibit 10.73 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.9 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Offshore Marketing (filed as
                 Exhibit 10.5 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.10 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Offshore Marketing (filed as Exhibit 10.74 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.11 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Deepwater Systems (filed as
                 Exhibit 10.6 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.12 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Deepwater Systems (filed as Exhibit 10.75 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.13 Form of Management Agreement dated as of January 19, 1995 between DeepTech and DeepFlex Production Services, L.P. (filed as Exhibit 10.13 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.14 Indenture, dated March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A., as Trustee, relating to the Senior Notes (filed as Exhibit 10.7 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.15 Stock Pledge Agreement, dated March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A., as Collateral Agent (filed as Exhibit 10.8 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.16 Note Pledge Agreement, dated March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A. as Collateral Agent (filed as Exhibit 10.9 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.17 Amended and Restated Promissory Note, dated March 21, 1994, by Deepwater Systems payable to DeepTech (filed as Exhibit 10.10 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.18 Subordinated Convertible Note Purchase Agreement, dated February 14, 1994, between Tatham Offshore and DeepTech (filed as Exhibit 10.63 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.19 Employee Stock Option Plan of DeepTech (filed as Exhibit 10.12 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.20 Employment Agreement, dated December 1, 1992, between DeepTech and Grant E. Sims, together with amendment thereto dated December 30, 1993 (filed as Exhibit 10.13 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.21 Letter agreement, dated December 11, 1991, among Conrad P. Albert, Thomas P. Tatham and DeepTech (filed as Exhibit 10.14 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.22 Letter agreement, dated February 21, 1994, among Steven L. Gerard, Thomas P. Tatham and DeepTech (filed as Exhibit 10.15 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.23 Registration Rights Agreement dated March 21, 1994, between Tatham Offshore and First Interstate Bank of Texas, N.A., as Trustee (filed as Exhibit 10.17 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.24 Form of Indemnification Agreement, dated as of January 1, 1994, entered into between DeepTech and each director of DeepTech (filed as Exhibit 10.18 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.25 Master Gas Dedication Agreement, dated December 10, 1993, between the Partnership and Tatham Offshore (filed as Exhibit
                 10.29 to Amendment No. 2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.26 Amendment to Master Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P. and Tatham Offshore (filed as Exhibit 10.26 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.27 Amendment to Master Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P. and Tatham Offshore (filed as Exhibit 10.27 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.28 Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P., Tatham Offshore and Elf Exploration, Inc. (filed as Exhibit 10.28 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.29 Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P., Tatham Offshore, F-W Oil Interests, Inc., J. Ray McDermott Properties, Inc., J. Ray McDermott, Inc. and Elf Exploration, Inc. (filed as Exhibit
                 10.29 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.30 Lease, dated July 1, 1983, between the United States of America (the "USA"), as Lessor, and Mobil Oil & Exploration & Producing Southeast Inc. ("Mobil-X"), Sohio Petroleum Company ("Sohio") and Kerr-McGee Corporation ("Kerr-McGee"), as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5801, Ewing Bank Block 871 (filed as Exhibit 10.3 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.31 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5804, Ewing Bank Block 914 (filed as Exhibit 10.4 to Amendment No. 1 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.32 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5805, Ewing Bank Block 915 (filed as Exhibit 10.5 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.33 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5806, Ewing Bank Block 916 (filed as Exhibit 10.6 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.34 Lease, dated July 1, 1983, between the USA, as Lessor, and Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 6921, Ewing Bank Block 958 (filed as Exhibit 10.7 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.35 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X, Sohio, and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 6922, Ewing Bank Block 959 (filed as Exhibit 10.8 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.36 Lease, dated May 1, 1993, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13996, Ewing Bank Block 1002 (filed as Exhibit 10.9 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.37 Lease, dated May 1, 1991, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13091, Ewing Bank Block 1003 (filed as Exhibit 10.10 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.38 Lease, dated September 1, 1992, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13631, Ship Shoal Block 331 (filed as Exhibit 10.11 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.39 Lease, dated May 1, 1974, between the USA, as Lessor, American Petrofina Exploration Company and Skelly Oil Company, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 2539, West Cameron Block 436 (filed as
                 Exhibit 10.12 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.40 Lease, dated May 1, 1974, between the USA, as Lessor, and Texaco, Inc., as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 2540, West Cameron Block 437 (filed as Exhibit 10.13 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.41 Lease, dated July 1, 1992, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13641, West Cameron Block 35 (filed as Exhibit 10.14 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.42 Lease, dated October 1, 1991, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13363, Garden Banks Block 72 (filed as Exhibit 10.15 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.43 Gathering Agreement, dated July 1, 1992, among Ewing Bank Gathering Company, Tatham Offshore and DeepTech (filed as
                 Exhibit 10.16 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.44 Letter Agreement dated March 22, 1995 between Tatham Offshore and Ewing Bank Gathering Company, L.L.C. amending the Gathering Agreement dated July 1, 1992 (filed as Exhibit 10.44 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.45 Gas Purchase Agreement, dated July 26, 1993, between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.17 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.46 Condensate Purchase Agreement, dated July 26, 1993, between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.18 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.47 Amended and Restated Facilities Sharing Agreement, dated December 7, 1994, between BP Exploration & Gas Inc., Mobil Exploration and Producing U.S. Inc., as agent for Mobil Exploration and Producing Southeast Inc., Kerr-McGee and Tatham Offshore (filed as Exhibit 10.47 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.48 Farmout Agreement, dated October 1, 1994, between Tatham Offshore, F-W Oil Interests, Inc., O.P.I. International, Inc., and J. Ray McDermott Properties, Inc. (filed as Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.49 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Ewing Bank Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area, Offshore Louisiana, dated May 13, 1988, by and among Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal Limited Partnership I-1981 (filed as Exhibit 10.22 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.50 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca Knoll Area Offshore Louisiana, dated July 7, 1993, by and among Tatham Offshore, Petrofina Delaware, Incorporated and Fina Oil and Chemical Company (filed as Exhibit 10.23 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.51 Employee Bonus Plan of Tatham Offshore (filed as Exhibit 10.2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.52 Contribution, Conveyance and Assumption Agreement, dated as of February 19, 1993, among the Partnership, Louisiana Offshore Gas Systems, L.L.C., Ewing Bank Gathering Company, L.L.C., Green Canyon Pipe Line Company, L.L.C., Stingray Holding, L.L.C., Transco Offshore Pipeline Company, L.L.C., Texam Offshore Gas Transmission, L.L.C., Transco Hydrocarbons Company, L.L.C., Manta Ray Pipeline Holding Company, L.L.C. and Leviathan (filed as Exhibit 10.40 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.53 Amended and Restated Agreement of Limited Partnership of Leviathan Gas Pipeline Partners, L.P. dated as of February 19, 1993 (filed as Exhibit 10.41 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.54    Partnership Agreement of Stingray Pipeline Company (filed as
                 Exhibit 10.6 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.55 Amended and Restated General Partnership Agreement of U-T Offshore System (filed as Exhibit 10.7 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.56 Amended and Restated General Partnership Agreement of High Island Offshore System (filed as Exhibit 10.8 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.57 Lateral Project Agreement, dated as of August 1, 1993, among Chevron U.S.A. Production Company, a division of Chevron U.S.A. Inc., Union Oil Company of California and Stingray Pipeline Company (filed as Exhibit 10.47 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.58 Transportation Contract, dated October 2, 1973, among Stingray Pipeline Company, Trunkline Gas Company and Natural Gas Pipeline Company of America (filed as Exhibit 10.15 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.59 Term Loan Agreement, dated as of November 30, 1990, among Stingray Pipeline Company, Texas Commerce Bank National Association, as agent, and the banks party thereto (filed as Exhibit 10.49 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.60 First Amendment to Term Loan Agreement, dated as of December 31, 1991, among Stingray Pipeline Company, Texas Commerce Bank National Association, as agent, and the banks party thereto (filed as Exhibit 10.50 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.61 Second Amendment to Term Loan Agreement, dated as of December 21, 1993, among Stingray Pipeline Company, Chemical Bank, as successor-in-interest to Texas Commerce Bank, as agent, and the banks party thereto (filed as Exhibit 10.51 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.62 Profits Agreement, dated as of December 25, 1992, among FPS I, Inc., Deepwater Systems and T-75 Rig Investments, L.P. ("T-75") (filed as Exhibit 10.52 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.63 Design and Construction Contract, dated as of August 5, 1992, between Deepwater Systems and Ewing Bank Gathering Company (filed as Exhibit 10.9 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.64 Facility Letter Agreement, dated as of October 15, 1993, between Internationale Nederlanden (U.S.) Corporation ("ING") and Offshore Marketing (filed as Exhibit 10.54 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.65 Master Forward and Protection Agreement, dated as of November 9, 1993, between ING and Offshore Marketing (filed as Exhibit
                 10.55 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.66 Guarantee Agreement, dated as of October 15, 1993, between DeepTech and ING (filed as Exhibit 10.56 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.67 Subordination Agreement, dated as of October 15, 1993, among DeepTech, ING and Offshore Marketing (filed as Exhibit 10.57 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.68 Technology Services Agreement dated as of July 1, 1993 by and between Dover Technology Inc. and Leviathan Gas Pipeline Partners, L.P. (filed as Exhibit 10.68 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.69 Technology Services Agreement, dated as of July 1, 1993, between Dover and Tatham Offshore (filed as Exhibit 10.24 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.70 First Amendment, dated as of July 1, 1994, to Technology Services Agreement between Dover and Tatham Offshore (filed as
                 Exhibit 10.60 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.71 Farmout Agreement dated October 7, 1993 and amended on October 8, 1993 between Shell Offshore, Inc. and Tatham Offshore covering Gulf of Mexico OCS-G 12631, Garden Banks Block 117 (filed as Exhibit 10.21 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.72 Contract between OPI International, Inc. and Tatham Offshore dated as of August 31, 1993 (filed as Exhibit 10.27 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.73 Purchase and Sale Agreement between Tatham Offshore and OPI International, Inc. (filed as Exhibit 10.33 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.74 Agreement dated August 31, 1993 between Offshore Energy Capital Corporation and Tatham Offshore (filed as Exhibit 10.34 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.75 First Preferred Ship Mortgage, dated as of March 21, 1994, from FPS I, Inc., as Mortgagor, in favor of DeepTech, as Mortgagee (filed as Exhibit 10.63 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.76 Guarantee, dated as of November 30, 1993, by FPS I, Inc., as Guarantor, in favor of DeepTech (filed as Exhibit 10.64 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.77 Agreement for Purchase and Sale by and between Tatham Offshore, Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Leviathan Gas Pipeline Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

        10.78 Endorsement No. 2, dated January 5, 1995, to the Promissory Note dated April 13, 1994 from Tatham Offshore payable to the order of Offshore Energy Capital Corporation, as endorsed to the order of NationsBank of Texas, N.A. and as amended by Endorsement No. 1, dated September 21, 1994 (filed as Exhibit
                 10.61 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.79 Credit Agreement, dated as of December 30, 1994, between Offshore Marketing and First Interstate Bank of Texas, N.A. ("First Interstate") (filed as Exhibit 10.62 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.80 Guaranty, dated as of December 30, 1994, by DeepTech for the benefit of First Interstate (filed as Exhibit 10.63 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.81 Termination and Release Agreement, effective June 30, 1994, among DeepTech, Deepwater Systems and FPS I (filed as Exhibit
                 10.64 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.82 Guarantee, dated as of March 21, 1994, by FPS I for the benefit of DeepTech (filed as Exhibit 10.65 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.83 Senior Note ($7.5 million), dated June 30, 1994, by FPS I payable to DeepTech (filed as Exhibit 10.66 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.84 Senior Note ($15 million), dated June 30, 1994, by FPS I payable to DeepTech (filed as Exhibit 10.67 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.85 First Preferred Ship Mortgage, dated as of June 30, 1994, from FPS I, as Mortgagor, in favor of DeepTech, as Mortgagee (filed as Exhibit 10.68 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.86 Security Agreement, dated as of June 30, 1994, between DeepTech, as Secured Party, and FPS I, as Debtor (filed as
                 Exhibit 10.69 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.87 Amended and Restated Credit Agreement dated as of March 23, 1995 among Leviathan Gas Pipeline Partners, L.P., the several lenders from time to time parties hereto, Chemical Bank, as Administrative Agent and Internationale Nederlanden (U.S.) Capital Corporation, as Co-Agent (filed as Exhibit 10.35 to the Leviathan Gas Pipeline Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File Number 1-11680 and incorporated herein by reference).

        10.88 Time Charter Agreement dated as of December 8, 1994 among Alpha Marine Services, Inc. and Deepwater Production Systems, Inc., as amended (filed as Exhibit 10.88 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.89 Memorandum of Agreement dated as of August 31, 1995 among FPS II, Inc., as the legal owner on behalf of DeepFlex Production Partners, L.P. and Reading & Bates (U.K.) Limited (filed as
                 Exhibit 10.89 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.90 DeepTech International Inc. Employee Equity Incentive Plan (filed as Exhibit 10.90 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.91 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of F-W Oil Interests, Inc. (filed as
                 Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.92 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of J. Ray McDermott Properties, Inc. (filed as Exhibit 10.92 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.93 Loan Agreement between Tatham Offshore, Inc. and DeepFlex Production Services, Inc. dated October 1, 1995 (filed as
                 Exhibit 10.1 to the DeepTech's Quarterly Report on Form 10-Q for the quarter ended September 30. 1995, Commission File Number 0-23934 and incorporated herein by reference).

        10.94 Master Agreement, dated as of November 29, 1995, by and among Highwood Partners, L.P., DeepTech International Inc., DeepFlex Production Services, Inc., FPS III, Inc. and Deepwater Drillers, L.L.C. (filed as Exhibit 10.1 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

        10.95 Limited Liability Company Agreement of Deepwater Drillers, L.L.C. (filed as Exhibit 10.2 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

        10.96 Credit Agreement, dated as of February 16, 1996, among DeepFlex Production Services, Inc., Citicorp USA, Inc., as administrative agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.3 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

        21.1*    List of Subsidiaries of DeepTech.

        23.1*    Consent of Independent Accountants, Price Waterhouse LLP.

        23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.

        23.3* Consent of Netherland, Sewell & Associates, Inc. Independent Petroleum Engineers.

        24.1*    Power of Attorney (included on the signatures hereof).

        27*      Financial Data Schedule.

        99.1 Audited Financial Statements and Supplementary Information of Leviathan Gas Pipeline Partners, L.P. for the fiscal year ended December 31, 1995 (as filed on March 29, 1996 under Commission File No. 1-11680 and incorporated herein by reference).

        99.2 Audited Financial Statements and Supplementary Information of Tatham Offshore, Inc. for fiscal year ended June 30, 1996 (as filed on September 26, 1996 under Commission File No. 0-22892 and incorporated herein by reference).

- ----------------------------

     * Filed herewith.

(b)  Reports on Form 8-K

     A current Report on Form 8-K dated May 2, 1996, containing exhibits under
     Item 7(c) of Form 8-K, was filed on May 3, 1996.

                              POWERS OF ATTORNEY

     Each person whose signature appears below hereby appoints Donald V. Weir, Dennis A. Kunetka and Janet E. Sikes and each of them, any one of whom may act without the joinder of the others, as his or her attorney-in-fact to sign on his or her behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DEEPTECH INTERNATIONAL INC.
                                 (Registrant)




                         By:  /s/ Thomas P. Tatham
                            ----------------------------------------------
                           Thomas P. Tatham
                           Chairman of the Board and Chief Executive Officer September 30, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.




SIGNATURE:                                          DATE:




/s/ Thomas P. Tatham                             September 30, 1996
- ------------------------------------
Thomas P. Tatham
Chairman of the Board and
Chief Executive Officer




/s/ Donald V. Weir                               September 30, 1996
- ------------------------------------
Donald V. Weir
Director and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

SIGNATURE:                                             DATE:




/s/ Janet E. Sikes                               September 30, 1996
- ------------------------------------
Janet E. Sikes
Director, Treasurer and Secretary




/s/ Grant E. Sims                                September 30, 1996
- ------------------------------------
Grant E. Sims
Director




/s/ Ben T. Morris                                September 30, 1996
- ------------------------------------
Ben T. Morris
Director




/s/ Conrad P. Albert                             September 30, 1996
- ------------------------------------
Conrad P. Albert
Director




/s/ Charles M. Darling, IV                       September 30, 1996
- ------------------------------------
Charles M. Darling, IV
Director




/s/ Steven L. Gerard                             September 30, 1996
- ------------------------------------
Steven L. Gerard
Director




/s/ Paul Thompson, III                           September 30, 1996
- ------------------------------------
Paul Thompson, III
Director

SIGNATURE:                                             DATE:




/s/ Laney Chouest, M.D.                          September 30, 1996
- ------------------------------------
Laney Chouest, M.D.
Director




/s/ Robert E. Fox                                September 30, 1996
- ------------------------------------
Robert E. Fox
Director




                                                 September 30, 1996
- ------------------------------------
Mike H. Lam
Director




/s/ Nancy Quinn                                  September 30, 1996
- ------------------------------------
Nancy Quinn
Director

                                    INDEX TO
                              FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES:
  Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
  Consolidated Balance Sheet as of June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
  Consolidated Statement of Operations for the Years Ended June 30, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
  Consolidated Statement of Cash Flows for the Years Ended June 30, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
  Consolidated Statement of Stockholders' Equity for the Years Ended
    June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

LEVIATHAN GAS PIPELINE COMPANY:
  Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-32
  Balance Sheet as of June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-33
  Statement of Operations for the Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .  F-34
  Statement of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .  F-35
  Statement of Stockholder's Equity for the Years Ended June 30, 1996,
    1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-36
  Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-37

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DeepTech International Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of DeepTech International Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended June 30, 1994.




PRICE WATERHOUSE LLP

Houston, Texas
September 16, 1996

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                                        June 30,
                                                                             -----------------------------
                                                                                 1996             1995
                        ASSETS

Current assets:
   Cash and cash equivalents                                                 $     10,102     $      6,787
   Accounts receivable                                                              7,014            1,715
   Accounts receivable from affiliates                                                155            2,099
   Notes receivable from affiliates                                                 2,134            1,320
   Other current assets                                                                28              162
                                                                             ------------     ------------
    Total current assets                                                           19,433           12,083
                                                                             ------------     ------------

Property and equipment                                                             26,572            2,676
Less:  Accumulated depreciation, depletion and amortization                           705              754
                                                                             ------------     ------------
   Property and equipment, net                                                     25,867            1,922
                                                                             ------------     ------------

Asset held for sale (Note 3)                                                           -            14,558
Equity investments                                                                  4,586            2,369
Receivables from affiliates                                                       100,490           89,361
Deferred income taxes                                                               2,451            3,744
Debt issue costs, net and other                                                     3,606            3,656
                                                                             ------------     ------------
    Total assets                                                             $    156,433     $    127,693
                                                                             ============     ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $      7,347     $      5,172
   Accounts payable to affiliates                                                   6,782            1,409
   Notes payable                                                                   23,327            2,927
   Notes payable to affiliates                                                      6,640            6,972
   Interest payable                                                                   546            1,161
   Interest payable to affiliates                                                      -             4,383
   Accrued liabilities                                                              1,233            3,000
                                                                             ------------      -----------
    Total current liabilities                                                      45,875           25,024
Deferred income taxes                                                                  -               259
Long-term debt                                                                     97,534           91,381
Accumulated losses of equity investee in excess of investment                         196            8,008
Other noncurrent liabilities                                                          360               -
                                                                             ------------      -----------
    Total liabilities                                                             143,965          124,672
                                                                             ------------      -----------
Minority interests in consolidated subsidiaries                                       186              639
                                                                             ------------      -----------
Commitments and contingencies (Note 11)
Stockholders' equity:
   Preferred stock, $0.01 par, 10,000,000 shares authorized                            -                -
   Common stock, $.01 par, 100,000,000 shares authorized as of
    June 30, 1996 and 1995, 17,016,510 and 15,664,798 shares
    issued and outstanding as of June 30, 1996 and 1995, respectively                 171              157
Additional paid-in capital                                                         17,579           11,335
Accumulated deficit                                                                (5,468)          (9,110)
                                                                             ------------     ------------
                                                                                   12,282            2,382
                                                                             ------------     ------------
    Total liabilities and stockholders' equity                               $    156,433     $    127,693
                                                                             ============     ============





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                    Year ended June 30,
                                                                           ------------------------------------
                                                                              1996         1995         1994
Revenue:
  Oil and gas sales                                                        $   44,491  $    18,708   $   23,592
  Equity in earnings                                                           10,484        5,990        7,862
  Other                                                                           459          742        1,989
                                                                           ----------  -----------   ----------
                                                                               55,434       25,440       33,443
                                                                           ----------  -----------   ----------
Costs and expenses:
  Production and operating expenses                                               478          215        4,867
  Oil and gas purchases                                                        43,696       17,447       14,988
  Losses of equity investees                                                    1,859       13,909        2,355
  Depreciation and amortization                                                   215          326          481
  General and administrative expenses                                           3,793        3,471        5,308
  Other                                                                            14           24         (451)
                                                                           ----------  -----------   ----------
                                                                               50,055       35,392       27,548
                                                                           ----------  -----------   ----------
Operating income (loss)                                                         5,379       (9,952)       5,895
Gain on sale of investment in subsidiary                                            -            -       31,758
Interest and other income                                                      14,654        8,212        2,050
Interest and other financing costs                                            (13,112)     (10,006)      (8,421)
                                                                           ----------  -----------   ----------
Income (loss) before preferred dividends
     of subsidiaries, minority interests and income taxes                       6,921      (11,746)      31,282
Preferred dividends of subsidiaries                                                 -            -          (90)
Minority interests in consolidated subsidiaries                                  (905)        (519)        (925)
                                                                           ----------  -----------   ----------
Income (loss) before cumulative effect of
     accounting change and income taxes                                         6,016      (12,265)      30,267
Income tax expense (benefit)                                                    2,374       (3,837)       3,267
                                                                           ----------  -----------   ----------
Income (loss) before cumulative effect of accounting change                     3,642       (8,428)      27,000
Cumulative effect on prior years of changing
       method of accounting for income taxes                                        -            -          412
                                                                           ----------  -----------   ----------

Net income (loss)                                                          $    3,642  $    (8,428)  $   26,588
                                                                           ==========  ===========   ==========
Net income (loss) attributable to common
     stockholders                                                          $    3,642  $    (8,428)  $   25,988
                                                                           ==========  ===========   ==========
Net income (loss) per share before cumulative
     effect of accounting change                                           $     0.21  $     (0.55)  $     1.59
                                                                           ==========  ===========   ==========

Net income (loss) per share                                                $     0.21  $     (0.55)  $     1.56
                                                                           ==========  ===========   ==========





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                      Year ended June 30,
                                                                        -------------------------------------------
                                                                             1996             1995           1994
Cash flows from operating activities:
  Net income (loss)                                                     $      3,642    $     (8,428)   $    26,588
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Preferred dividends of subsidiaries                                            -               -             90
    Minority interests in consolidated subsidiaries                              905             519            925
    Depreciation and amortization                                                215             326            481
    Amortization of debt issue costs                                           1,266             865          3,228
    Equity in earnings                                                       (10,484)         (5,990)        (7,862)
    Losses of equity investee                                                  1,859          13,909          2,355
    Distributions from equity investments                                      8,467           8,147          8,006
    Gain on sale of investment in subsidiary                                       -               -        (31,758)
    Costs and expenses settled by issuance of stock                            6,257               -              -
    Deferred income taxes and other                                              261          (6,135)         2,231
    Changes in operating working capital (net of effect of equity accounting for Tatham Offshore in 1994):
       Increase in accounts receivable                                        (5,298)           (243)          (435)
       (Increase) decrease in accounts receivable from affiliates             (3,136)          4,082         (2,509)
       Decrease (increase) in other current assets                               135              12           (170)
       Increase (decrease) in accounts payable and accrued liabilities           743          (2,525)         1,000
       Increase in accounts payable to affiliates                              5,274           1,409              -
       (Decrease) increase in interest payable                                  (615)         (2,360)         3,006
       (Decrease) increase in interest payable to affiliates                  (4,383)            710         (2,421)
                                                                        ------------    ------------    -----------
       Net cash provided by operating activities                               5,108           4,298          2,755
                                                                        ------------    ------------    -----------

Cash flows from investing activities:
  Additions to property and equipment                                        (24,633)        (11,504)       (19,993)
  Proceeds from sale of semisubmersible drilling rig                               -           2,927              -
  Purchase note receivable from affiliate                                          -               -        (26,000)
  Advances to affiliates                                                     (22,283)         (3,021)             -
  Repayment of advances to affiliates                                         26,274               -              -
  Investment in equity investees                                              (5,000)              -              -
                                                                        ------------    ------------    -----------
       Net cash used in investing activities                                 (25,642)        (11,598)       (45,993)
                                                                        ------------    ------------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                                                 29,258           2,927         35,228
  Repayments of notes payable                                                 (2,927)         (1,590)       (51,786)
  Proceeds from issuance of long-term debt                                         -               -         80,132
  Repayment of notes payable to affiliates                                      (332)              -              -
  Offering costs - subsidiary stock                                                -               -         (1,970)
  Debt issue costs                                                              (994)              -         (7,195)
  Proceeds from issuance of common stock                                           -           1,043          1,008
  Redemption of subsidiary stock                                                   -               -         (5,035)
  Dividends on subsidiary common stock                                        (1,156)           (301)        (1,950)
                                                                        ------------    ------------    -----------
       Net cash provided by financing activities                              23,849           2,079         48,432
                                                                        ------------    ------------    -----------
Net increase (decrease) in cash and cash equivalents                           3,315          (5,221)         5,194
Cash and cash equivalents at beginning of year                                 6,787          12,008          6,814
                                                                        ------------    ------------    -----------
Cash and cash equivalents at end of year                                $     10,102    $      6,787    $    12,008
                                                                        ============    ============    ===========

Supplemental disclosures to the statement of cash flows - see Note 12.




    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                          Common stock                                 Distributions
                                    ----------------------   Additional                in excess of
                                     Number of      Par        paid-in    Accumulated  predecessor
                                       shares      value       capital      deficit        basis       Total
Balance, June 30, 1993                  14,600    $    146   $   8,595  $    (23,845)  $  (3,425)   $ (18,529)

Redemption of subsidiary
  convertible redeemable
  preferred stock                            -           -        (600)            -           -         (600)

Issuance of common stock                   259           3       1,005             -           -        1,008

Capital contribution in excess
  of predecessor basis                       -           -         444             -           -          444

Reclassification of distributions
  in excess of predecessor basis             -           -           -        (3,425)      3,425            -

Net income for the year ended
  June 30, 1994                              -           -           -        26,588           -       26,588
                                    ----------    --------   ---------  ------------   ---------    ---------

Balance, June 30, 1994                  14,859         149       9,444          (682)          -        8,911

Issuance of common stock                   806           8       2,734             -           -        2,742

Note receivable related to the issuance
  of 300,000 shares of common stock
  to an officer/director of DeepTech         -           -      (1,200)            -           -       (1,200)

Tax benefit related to exercise  of
  employee stock options                     -           -         357             -           -          357

Net loss for the year ended
  June 30, 1995                              -           -           -        (8,428)          -       (8,428)
                                    ----------    --------   ---------  ------------   ---------    ---------

Balance, June 30, 1995                  15,665         157      11,335        (9,110)          -        2,382

Issuance of common stock                 1,352          14       6,244             -           -        6,258

Net income for the year ended
  June 30, 1996                              -           -           -         3,642           -        3,642
                                    ----------    --------   ---------  ------------   ---------    ---------
Balance, June 30, 1996                  17,017    $    171   $  17,579  $     (5,468)  $       -    $  12,282
                                    ==========    ========   =========  ============   =========    =========





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

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), formed in December 1992, is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership commenced operations in February 1993 when it succeeded to substantially all of the pipeline operations of Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, in connection with the initial public offering of Preference Units representing limited partner interests in the Partnership. In June 1994, the Partnership completed a public offering of an additional 3,000,000 Preference Units. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties,
(v) an overriding royalty interest and (vi) a dehydration facility. The Partnership's operating activities are conducted through twelve approximately 99%-owned limited liability companies (collectively, the "Operating Companies") and Tarpon Transmission Company ("Tarpon"). Leviathan, as general partner, performs all management and operating functions of the Partnership, including managing each of the Operating Companies and Tarpon.

As of June 30, 1996 and 1995, all the Preference Units were owned by the public, representing an effective 72.7% limited partner interest in the Partnership. Leviathan, through its ownership of all 3,145,947 of the Common Units of the Partnership, its 1% general partner interest and its approximate 1% nonmanaging interest in certain of the Operating Companies, owned an effective 27.3% interest in the Partnership as of June 30, 1996 and 1995.

Exploration, Development and Production

Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 39%-owned subsidiary of DeepTech at June 30, 1996, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located offshore the United States in the Gulf. Flextrend Development Company, L.L.C. ("Flextrend Development"), an Operating Company of the Partnership, acquired Tatham Offshore's working interests, subject to certain reversionary rights, in three oil and gas properties on June 30, 1995 (Note 10) and is currently engaged in the development and production of the oil and gas reserves underlying these properties.

Contract Drilling Services

DeepFlex Production Services, Inc. ("DeepFlex"), a wholly-owned subsidiary of DeepTech, through its subsidiaries and equity interests, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling services.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




In March 1995, DeepFlex entered into a partnership agreement with an affiliate of Coflexip Stena Offshore Inc. ("Coflexip") to form DeepFlex Production Partners, L.P. ("DeepFlex Partners"). DeepFlex Partners, effectively owned 50% by DeepFlex and 50% by Coflexip, currently owns and operates the FPS Laffit Pincay, a second generation semisubmersible drilling rig.

In December 1995, DeepFlex entered into an agreement with Highwood Partners, L.P. ("Highwood Partners") to form Deepwater Drillers, L.L.C. ("Deepwater Drillers") to exercise an option assigned from the Company to acquire the FPS Bill Shoemaker (formerly named the Treasure Searcher), a second generation semisubmersible drilling rig. At inception, Deepwater Drillers was owned 50% by a wholly-owned subsidiary of DeepFlex and 50% by Highwood Partners. Effective June 30, 1996, FPS V, Inc. ("FPS V"), a wholly-owned subsidiary of DeepTech, acquired Highwood Partners' 50% interest.

Marketing and Other

Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech, markets oil and gas production purchased from Tatham Offshore, Flextrend Development, Manta Ray Gathering Company, L.L.C. (formerly Louisiana Offshore Gathering Systems, L.L.C.) ("Manta Ray") and third-party producers. Manta Ray is an Operating Company of the Partnership.

Deepwater Production Systems, Inc. ("Deepwater Systems") is an 85%-owned subsidiary of DeepTech at June 30, 1996. Historically, Deepwater Systems has provided a variety of deepwater production technology services for DeepTech and its subsidiaries. Such services have included sea floor completions and tie-backs to remote structures, principally for Tatham Offshore, and the evaluation of floating production system technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DeepTech and those 50% or more owned subsidiaries controlled by DeepTech (collectively referred to as the "Company"), including Tatham Offshore through February 14, 1994 and Dover Technology, Inc. ("Dover"), a 50%-owned subsidiary of DeepTech, through October 31, 1995. In November 1995, Dover began functioning as an independent business unit and is no longer controlled by DeepTech. Mr. Thomas P. Tatham (the Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of DeepTech), key associates and management personnel of DeepTech individually own the minority interests in consolidated subsidiaries at June 30, 1996 and 1995. The Company uses the equity method to account for its investments in unconsolidated entities in which the Company owns more than 20% of the voting interests. Losses of equity investees in excess of DeepTech's investment are recognized to the extent indebtedness of the equity investee is outstanding to DeepTech.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year's presentation.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Debt issue costs

Debt issue costs are capitalized and amortized over the expected life of the related indebtedness.

Oil and gas properties

The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, development wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion and amortization expense. Upon discovery of proved reserves, the costs of unproved properties are transferred to proved properties. Depreciation, depletion and amortization of mineral leasehold interest costs are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining reserves for each property. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions. Based on continuing evaluation and other factors, impairments (additional depreciation and depletion) are recorded to the extent that the net book value of oil and gas properties, on an overall basis, exceeds the estimated undiscounted future net revenue of proved oil and gas reserves, net of income taxes. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued in March 1995. SFAS No. 121 requires recognition of impairment losses on long-lived assets (including proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss will be based on the fair value of the assets. The Company has adopted SFAS No. 121 effective July 1, 1996. SFAS No. 121 does not permit restatement of previously issued financial statements. The adoption of SFAS No. 121 did not have a material adverse effect on the Company's financial condition or results of operations.

Property and equipment

The cost of property and equipment other than drilling rigs and oil and gas properties is capitalized and depreciated using the double declining balance method over the estimated useful lives of the assets of three to seven years. The FPS Bill Shoemaker will be depreciated over its estimated useful life of up to 30 years.

Capitalization of interest

Interest is capitalized in connection with construction projects as part of the cost of the asset and is amortized over the related asset's estimated useful life.

Revenue recognition

Revenue from oil and gas sales is recognized upon delivery in the period of production and revenue from services is recognized in the period rendered.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The Company treats management fees from its unconsolidated subsidiaries as a reduction of the related expense. Interest earned on advances to unconsolidated subsidiaries is recorded as interest income.

Income taxes

In July 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" which changed the Company's method of accounting for income taxes from the deferred method prescribed by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes". SFAS No. 109 utilizes an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The cumulative effect of the accounting change totaled $412,000 for the year ended June 30, 1994.

Earnings per share

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the years ended June 30, 1996, 1995 and 1994 was 17,168,571, 15,314,646 and 16,609,195,
respectively.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those made regarding: (i) oil and gas reserve disclosure,
(ii) estimated useful lives of depreciable assets and (iii) valuation of long-term receivables. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

Other

The fair values of the financial instruments included in the Company's assets and liabilities approximate their carrying values.

SFAS No. 123 "Accounting for Stock Based Compensation" was issued in October 1995. This statement defines a fair value based method of accounting for transactions in which any entity issues its equity instruments to acquire goods or services and allows for disclosure of the impact rather than recording the amount in the Company's consolidated financial statements. The Company is required to adopt SFAS No. 123 for transactions entered into during the fiscal year ending June 30, 1997. SFAS No. 123 does not require application of its provisions to equity instruments issued in prior years unless those equity instruments are modified or settled in cash after the beginning of the fiscal year in which the standard is adopted. The Company does not anticipate that the adoption of SFAS No. 123 will have a material adverse effect on the Company's financial position or results of operations.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 3 - PROPERTY AND EQUIPMENT AND ASSET HELD FOR SALE:

Property and Equipment

The Company's property and equipment, net of accumulated depreciation is comprised of the following:

                                                                  June 30,
                                                         -------------------------
                                                            1996            1995
                                                               (In thousands)
         Semisubmersible drilling rig                    $  24,684        $      -
         Office furniture, fixtures and equipment              856           1,177
         Oil and gas properties, at cost, using
            successful efforts method                          255             655
         Other                                                 777             844
                                                         ---------         -------
                                                            26,572           2,676
         Accumulated depreciation                             (705)           (754)
                                                         ---------         -------
                                                         $  25,867        $  1,922
                                                         =========        ========

Additions to property and equipment during the year ended June 30, 1996 primarily related to the acquisition and refurbishment of the FPS Bill Shoemaker. See Note 13. During the years ended June 30, 1996, 1995 and 1994, the Company capitalized $1,021,000, $2,417,000 and $1,259,000, respectively, of interest costs related to the acquisition and refurbishment of semisubmersible drilling rigs.

Substantially all of the Company's oil and gas properties are located in the Gulf and all of the Company's oil and gas development, production and exploration activities are conducted by Tatham Offshore and Flextrend Development. See Note 14. The Company's investments in oil and gas properties at June 30, 1996 and 1995 were comprised primarily of unproved properties.

Asset Held for Sale

In November 1994, the Company acquired a semisubmersible drilling rig, the FPS Eddie Delahoussaye, for $11,000,000 (Note 6). Effective March 31, 1995, the Company transferred the FPS Eddie Delahoussaye to DeepFlex Partners for the issuance of subordinated payment in kind indebtedness ("PIK Notes") in the amount of $14,763,000 which was the Company's cost of acquisition and capital additions through March 31, 1995. If certain conditions had not been satisfied by July 1, 1996, the Company would have been obligated to repurchase the rig for forgiveness of PIK Notes issued for the acquisition, maintenance and conversion of the rig plus accrued and unpaid interest. Accordingly, at June 30, 1995, the rig was reflected as an asset held for sale on the accompanying consolidated balance sheet.

In September 1995, the Company sold the FPS Eddie Delahoussaye (on behalf of DeepFlex Partners) to Reading & Bates (U.K.) Limited for $18,000,000 which was comprised of (i) $3,000,000, (ii) 1,232,057 shares of Reading & Bates Corporation ("Reading & Bates") common stock and (iii) the forgiveness of $292,000 of trade receivables due Reading & Bates from a wholly-owned subsidiary of DeepTech. DeepFlex Partners transferred the net sales proceeds (including the Reading & Bates common stock) to the Company as repayment of a portion of the PIK Notes issued by DeepFlex Partners. The Reading & Bates common stock was sold for $14,708,000 in October 1995.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





NOTE 4 - EQUITY INVESTMENTS:

The Company's investment in the Partnership totaled $3,118,000 and $2,304,000 at June 30, 1996 and 1995, respectively. The Company's investment in DeepFlex Partners totaled $1,258,000 at June 30, 1996.

On February 15, 1994, Tatham Offshore issued 5,000,000 shares of common stock to the public at $10.00 per share (the "Tatham Offshore Offering") reducing DeepTech's ownership interest in Tatham Offshore from 50% to 40%. As a result of the Tatham Offshore Offering, DeepTech recorded a pretax gain of $31,758,000 to adjust the carrying value of its investment in Tatham Offshore to 40% of Tatham Offshore's net equity immediately after the Tatham Offshore Offering. Effective February 15, 1994, DeepTech accounts for its remaining investment in Tatham Offshore using the equity method of accounting. As of June 30, 1996, the Company owns approximately 39%, 25% and 83% of Tatham Offshore's common stock, Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") and warrants, respectively.

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                              Leviathan Gas                                         DeepFlex Production
                                         Pipeline Partners, L.P.      Tatham Offshore, Inc.            Partners, L.P.
                                     ----------------------------  ----------------------------  ----------------------------
                                     June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995
     Current assets                     $ 25,867      $  23,612      $   20,636     $   23,801     $     659      $       -
     Noncurrent assets                   399,373        270,881          76,494         70,919        42,403         29,973
     Current liabilities                  35,961         39,764           9,489         23,228            57            716
     Long-term debt                      182,412         65,413          60,000         60,000        40,490         29,361
     Other noncurrent liabilities         15,242            554           8,779         31,512             -              -

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)




                                                               Equity in earnings
                               -----------------------------------------------------------------------------------
                                Year ended    Year ended                   Year ended June 30, 1996
                               June 30, 1994 June 30, 1995  ------------------------------------------------------
                                Partnership   Partnership   Partnership   DeepFlex Partners    Other         Total

Operating revenue                $  30,530    $   36,218    $   60,915       $   4,668
Other income                         1,471         3,158         1,056           5,130
Operating expenses                  (5,346)      (10,306)      (12,651)         (3,927)
Depreciation                        (4,175)       (6,728)      (15,614)           (760)
Other expenses                        (774)         (414)         (386)         (2,491)
                                 ---------    ----------    ----------       ---------
Net earnings                        21,706        21,928        33,320           2,620
Effective ownership percentage         (a)          27.3%         27.3%             50%
                                 ---------    ----------    ----------       ---------
                                     7,824         5,986         9,096           1,310

Other                                    -           (50)           35               -
Other equity in earnings                38            54             -               -               43
                                 ---------    ----------    ----------       ---------        ---------

Equity in earnings               $   7,862    $    5,990    $    9,131       $   1,310        $      43     $   10,484
                                 =========    ==========    ==========       =========        =========     ==========

Distributions from partnerships  $   8,006    $    8,147    $    8,317       $       -        $     150     $    8,467
                                 =========    ==========    ==========       =========        =========     ==========

- ------------------------
(a) Leviathan's effective ownership in the Partnership includes its interest in the Operating Companies and approximates 35.8% for the period from February 19, 1993 through June 27, 1994. After June 27, 1994, Leviathan's effective ownership in the Partnership approximates 27.3%.

The Partnership and the Operating Companies distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units.

                                     Equity losses of Tatham Offshore
                               ---------------------------------------------------
                                  For the
                                period from
                                February 15,      For the year ended June 30,
                                1994 through    --------------------------------
                                June 30,1994          1995             1996
Operating revenue               $      4,494     $      8,054      $     16,070
Other income                             431            2,332            22,754
Operating expenses                    (5,820)         (32,316)          (20,115)
Depreciation                            (741)          (1,210)           (9,758)
Other expenses                        (4,251)         (11,631)           (8,442)
                                ------------     ------------      ------------
Net earnings (loss)                   (5,887)         (34,771)              509
Effective ownership percentage            40%              40%               39%
                                ------------     ------------      ------------
                                      (2,355)         (13,909)              200

Other                                      -                -            (2,059)(a)
                                ------------     ------------      ------------
Equity in losses                $     (2,355)    $    (13,909)     $     (1,859)
                                ============     ============      ============

Dividends                       $          -     $          -      $          -
                                ============     ============      ============

- ------------------------
(a) Includes $1,947,000 related to the elimination of a portion of profit generated from the sale of the Assigned Properties (Note 10) by Tatham Offshore to Flextrend Development, both of which are equity investees of DeepTech.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 5 - RECEIVABLES FROM AFFILIATES:

Subordinated Convertible Promissory Notes Receivable

As of June 30, 1996, Tatham Offshore had issued to DeepTech $60,000,000 aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") for funds received. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears; provided, however, effective July 1, 1997, interest shall accrue at a rate of 13% per annum. Interest income related to these notes totaled $7,060,000, $7,050,000 and $1,508,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8,571,000 commencing August 1, 1999. At any time after August 1, 1999, Tatham Offshore may redeem in full, or may from time to time redeem in part, the Subordinated Notes, without penalty or premium, upon 90 days prior written notice to the holders thereof. The holders of the Subordinated Notes have the option at any time to convert all or any portion of the principal and accrued interest outstanding thereunder into common stock of Tatham Offshore at a price equal to the initial public offering price of Tatham Offshore's common stock, $10.00 per share, subject to adjustment under certain circumstances. The holders of 20% or more of the principal amount of the Subordinated Notes and common stock into which Subordinated Notes have been converted have the right to demand the registration of the Subordinated Notes (or any shares of common stock issued upon conversion thereof) under the Securities Act of 1933, as amended; provided, however, that Tatham Offshore shall only be obligated to file and cause to become effective three registration statements with respect thereto. In addition, such holders have certain piggyback registration rights. The holders of a majority of the aggregate principal amount of the Subordinated Notes may accelerate the payment of the principal and interest thereon upon the occurrence of certain events of default which include the failure to pay principal or interest when due, the voluntary or involuntary bankruptcy of Tatham Offshore, unpaid judgment against Tatham Offshore in excess of $5,000,000 and the acceleration of other indebtedness of Tatham Offshore in excess of $5,000,000 in the aggregate. The Subordinated Notes are subordinate to all senior indebtedness of Tatham Offshore, which includes the Affiliate Note (Note 10). Tatham Offshore has agreed not to incur additional subordinated indebtedness without the consent of the holders of the Subordinated Notes.

PIK Notes

As of June 30, 1996 and 1995, DeepFlex Partners owed DeepFlex $40,490,000 and $29,361,000, respectively, aggregate principal amount of PIK Notes which is included in receivables from affiliates on the accompanying consolidated balance sheet. Any additional advances from DeepFlex to DeepFlex Partners are to be evidenced by PIK Notes. PIK Notes bear interest at 12% per annum, payable quarterly, and are due on March 31, 2002. Interest is required to be paid under certain circumstances by the issuance of additional PIK Notes. The PIK Notes are subordinate to all indebtedness incurred by DeepFlex Partners for the acquisition, conversion or maintenance of any floating production system and are secured by a first mortgage on the FPS Laffit Pincay. Interest income related to the PIK Notes totaled $5,884,000 for the year ended June 30, 1996.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 6 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                                                   June 30,
                                                               ------------------------------------------------
                                                                        1996                     1995
                                                               ----------------------   -----------------------
                                                                 Current    Long-term     Current     Long-term
                                                                                 (in thousands)
Notes payable:
  Highwood Notes                                               $  17,258   $     -      $     -      $     -
  Term Loan                                                        6,069        5,931         -            -
  Promissory note, bearing interest at 11% per annum                 -           -           2,927         -
  Senior Notes                                                       -         80,603         -         80,381
  Wilrig AS promissory notes                                         -         11,000         -         11,000

Notes payable to affiliates:
  DeepTech Subordinated Notes (a)                                  6,640         -            -            -
  Advances under a Senior Subordinated Master Credit
    Facility maturing January 1, 1996, unsecured, bearing
    interest on all outstanding balances at 12% per annum,
    principal and interest due at maturity (b)                       -           -           3,350         -
  Subordinated Promissory Notes, bearing interest at
    7.06% to 10% per annum, principal and interest
    due January 1, 1996 (c)                                          -           -           3,568         -
  Other                                                              -           -              54         -

- -------------------
(a) Includes notes payable to Mr. Tatham and other minority interest stockholders of $6,000,000 and $640,000, respectively.
(b) Includes notes payable to Mr. Tatham and other minority interest stockholders of $2,773,000 and $577,000, respectively.
(c) Includes notes payable to Mr. Tatham and other minority interest stockholders of $3,259,000 and $310,000, respectively.

Highwood Notes

In December 1995, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $13,500,000 for the purchase of the FPS Bill Shoemaker. In connection with the caretakership and refurbishment of the FPS Bill Shoemaker and FPS V's purchase of Highwood Partners' 50% interest on June 30, 1996, the Company issued an additional $3,758,000 of Highwood Notes. The Highwood Notes are secured by a mortgage on the FPS Bill Shoemaker and approximately $3,000,000 of PIK Notes, bear interest at 12%, payable quarterly and are due March 31, 1997. The Company capitalized interest related to the Highwood Notes of $1,021,000 for the year ended June 30, 1996. In July 1996, the Company borrowed an additional $992,000 for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18,250,000. See Note 10.

In connection with the issuance of the Highwood Notes, the Company granted Highwood Partners warrants, which expire on December 5, 1997, to acquire 472,973 shares of DeepTech common stock at $5.00 per share.

Term Loan

In February 1996, DeepFlex entered into a term loan agreement to borrow $12,000,000 (the "Term Loan") from a syndicate of commercial lenders. The Term Loan bears interest at 12% per annum, payable monthly, is due on July 15, 1997 and is secured by substantially all tangible and intangible assets currently owned by DeepFlex, including 5,329,043 Tatham Offshore warrants, 4,670,957 shares of Series A Preferred Stock and all PIK Notes issued by DeepFlex Partners, except the $3,000,000 of PIK Notes pledged to Highwood

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Partners. In addition, the lenders required an assignment by DeepFlex of the first preferred ship mortgage on the FPS Laffit Pincay which is securing the PIK Notes. In connection with the Term Loan, DeepTech issued to the lenders warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share. One of the lenders, Citibank, N.A., required that Mr. Tatham guarantee $6,000,000 of the Term Loan. In exchange for Mr. Tatham agreeing to guarantee a portion of the Term Loan, Mr. Tatham received from Citibank, N.A. warrants to purchase 333,333 shares of DeepTech common stock, twenty-five percent of the loan fees payable by the Company to Citibank, N.A. and a quarterly fee equal to 50 basis points per annum for the period the guaranty is outstanding. Proceeds from the Term Loan were utilized to repay $3,492,000 of the Short-Term Notes, discussed below, for expenses incurred in connection with the Term Loan and for working capital and general corporate requirements. DeepFlex is required to make monthly principal payments equal to its excess cash flow as defined in the Term Loan agreement beginning in October 1996. DeepFlex incurred debt issue costs of $728,000 in connection with the Term Loan which are being amortized over the life of the indebtedness.
Interest expense and amortization of debt issue costs related to the Term Loan for the year ended June 30, 1996 totaled $783,000.

Senior Notes

In March 1994, DeepTech completed a public offering of $82,000,000 of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. The Senior Notes are secured by a security interest in and pledge of substantially all of DeepTech's material assets including all of the outstanding capital stock held or acquired by DeepTech in each of its subsidiaries as well as all of the Subordinated Notes held or acquired by DeepTech and any securities into which or for which such Subordinated Notes may be converted or exchanged pursuant to their terms. The Senior Notes may be redeemed at the option of DeepTech, in whole or in part, at any time on or after June 15, 1999 at 106% of their principal amount, plus accrued interest, and at 100% of such principal amount, plus accrued and unpaid interest, to the date of redemption from and after June 15, 2000. Notwithstanding the foregoing, at any time on or before March 21, 1997, DeepTech may also redeem up to 30% of the Senior Notes with a portion of the net proceeds from an initial public offering of equity securities, provided such redemption occurs within 120 days after such initial public offering, in whole or in part, at a redemption price equal to 111 1/2% of the principal amount of such Senior Notes, plus accrued and unpaid interest to the redemption date. Interest expense and amortization of debt issue costs related to the Senior Notes totaled $10,731,000, $10,705,000 and $2,946,000 for the years ended June 30, 1996, 1995 and 1994, respectively. DeepTech issued the Senior Notes at a 2.278% discount of $1,868,000 and this discount is being amortized to interest expense over the life of the debt. For the years ended June 30, 1996, 1995 and 1994, interest expense includes $222,000, $197,000 and $52,000, respectively, of amortization of this bond discount. The effective interest rate for the years ended June 30, 1996, 1995 and 1994 was 12.5%.

The Indenture governing the Senior Notes limits the ability of DeepTech to incur additional indebtedness, subject to certain exceptions, and provides that upon a Change of Control, Partnership Leverage Event or Tatham Conversion Event (each defined therein), DeepTech is required to offer to purchase the Senior Notes at 101%, 100% and 101%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. In addition, the Indenture provides that if DeepTech's Asset Coverage Ratio (defined therein) falls below 2.0 to 1.0, DeepTech is required to offer to repurchase at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, an amount of Senior Notes sufficient to increase the Asset Coverage Ratio to not less than specified levels. At June 30, 1996, the Company's Asset Coverage Ratio was 2.7 to 1.0.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Wilrig AS promissory notes

In November 1994, the Company acquired from Wilrig AS ("Wilrig") a semisubmersible drilling rig, the Treasure Driller, which the Company renamed the FPS Eddie Delahoussaye (Note 3). In connection with the acquisition of the FPS Eddie Delahoussaye, DeepTech obtained an option to acquire the FPS Bill Shoemaker (Note 1) from Wilrig. As consideration, the Company issued to Wilrig
(i) promissory notes in the aggregate principal amount of $11,000,000 due December 1997 and (ii) warrants which grant Wilrig the right to exchange the principal and interest outstanding under the promissory notes for common stock of DeepTech at the rate of $10.00 per share up to a maximum of 1,100,000 shares. Interest expense related to this debt is payable quarterly at 10% per annum and totaled $1,100,000 and $712,000 for the years ended June 30, 1996 and 1995, respectively.

Notes payable to affiliates

In December 1995 and January 1996, DeepTech paid $300,000 in principal of the notes payable to affiliates due on January 1, 1996. In January 1996, the Company issued $10,087,000 in unsecured notes payable (the "Short-Term Notes") bearing interest at 18% per annum and due on February 15, 1996 to affiliates in settlement of the remaining $6,672,000 of principal and $3,415,000 of interest which was due on January 1, 1996.

In February 1996, DeepTech refinanced $6,640,000 of Short-Term Notes in the form of subordinated unsecured notes issued by DeepTech to affiliates (the "DeepTech Subordinated Notes") and guaranteed by DeepFlex on a subordinated basis to the Term Loan. The DeepTech Subordinated Notes are due January 15, 1997 and bear interest at 15% per annum, payable quarterly. In connection with this refinancing, these affiliates received a 4% refinancing fee of $266,000 and warrants to purchase 1,475,555 shares of DeepTech common stock at $4.50 per share. Interest expense and amortization of debt issue costs related to the DeepTech Subordinated Notes totaled $370,000 and $133,000, respectively, for the year ended June 30, 1996.

Other

Future minimum principal payments of long-term indebtedness are as follows (in thousands):

                 Year ending June 30,
                        1997                     $   5,931
                        1998                        11,000
                        1999                           -
                        2000                           -
                        2001                        82,000

Interest expense and related financing costs associated with other indebtedness totaled $3,918,000 for the year ended June 30, 1994. Amortization of debt issue costs of $1,266,000, $865,000 and $3,228,000 is included as interest expense in the accompanying consolidated statement of operations for the years ended June 30, 1996, 1995 and 1994, respectively.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 7 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES:

Leviathan Gas Pipeline Company

During the years ended June 30, 1996, 1995 and 1994, Leviathan paid $7,707,000, $2,009,000 and $13,000,000, respectively, in dividends to its common stockholders. DeepTech, through Leviathan Holdings, owns an effective 85% interest in Leviathan.

Tatham Offshore, Inc.

During the year ended June 30, 1994, Tatham Offshore redeemed all of its then outstanding convertible redeemable preferred stock for $5,035,000 with proceeds advanced by DeepTech. The obligation included a redemption premium in excess of the cumulative undeclared dividends. This premium of $600,000 was treated as an adjustment to additional paid- in capital and represents the difference between the net income and the net income attributable to common stockholders for the year ended June 30, 1994.

NOTE 8 - STOCKHOLDERS' EQUITY:

On March 28, 1994, DeepTech filed a Registration Statement on Form S-1 (the "Shelf Registration Statement") with the Securities Exchange Commission in connection with the public offering by selling stockholders of 18,332,722 shares of common stock of DeepTech which was declared effective on April 13, 1994. Sales of common stock under the Shelf Registration Statement were suspended in January 1995 pending preparation of an amendment thereto.

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

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants to noteholders, employees, directors and investment banking firms. The stock warrants are exercisable at various dates through November 2005 at varying prices which were not less than the fair market value of the stock on the date of grant. The following table summarizes these warrants:

                                                            Exercise                   Expiration
                                       Warrants              price                        date
Outstanding at June 30, 1993          3,425,994
Granted                                 635,539              $13.50              November 1998 - May 2004
Expired unexercised                     (62,128)              $4.25
Exercised                              (258,457)          $3.41 - $4.25
                                     ----------
Outstanding at June 30, 1994          3,740,948
Granted                               2,490,000        $4.00 (b) - $13.50        September 1995 - October 2005
Exercised                              (606,024)          $3.41 - $4.00
                                     ----------
Outstanding at June 30, 1995          5,624,924  (a)
Granted                               7,786,620           $3.99 - $5.00          July 1997 - November 2005
Canceled                               (545,000)
Expired unexercised                    (463,899)
Exercised                            (1,126,712)
                                     ----------
Outstanding at June 30, 1996         11,275,933
                                     ==========
Exercisable at June 30, 1996         10,080,933
                                     ==========

- -------------------

 (a) Includes warrants to purchase 337,938 shares of DeepTech common stock which expired in July 1995; however, on September 8, 1995, the Board of Directors of DeepTech resolved to offer the option to extend these warrants through February 19, 1998 if one-half of these warrants were exercised by October 1, 1995.
 (b) Certain options previously issued to directors subject to shareholder approval were repriced during the year ended June 30, 1996 in connection with approval of the Company's Non-Employee Director Stock Option Plan by its shareholders.

Included in the warrants outstanding at June 30, 1996 are 2,103,752 and 1,050,000 nonqualified stock options issued pursuant to the Amended Equity Incentive Plan (the "Option Plan") and the Company's Non-Employee Director
Stock Option Plan (the "Director Plan"), respectively. See Note 10. Options to purchase a maximum of 4,000,000 shares of DeepTech common stock may be issued pursuant to the Option Plan which is administered by the DeepTech Board of Directors (the "Board"). The Company may issue options to purchase a maximum of 2,000,000 shares of DeepTech common stock pursuant to the Director Plan. In June 1996, the Company issued 99,066 shares of common stock to outside directors pursuant to the exercise of options granted under the Director Plan in settlement of directors fees and meeting attendance fees for the year ended June 30, 1996.

In connection with an extension of the initial maturity date of DeepTech indebtedness in May 1990, certain noteholders received warrants to purchase 502,419 shares of DeepTech common stock. During the year ended June 30, 1994, two noteholders exercised options to purchase a combined 108,457 shares of DeepTech common stock at the exercise price of $3.41 per share. In July and September 1994, respectively, a noteholder and Mr. Tatham exercised options to purchase 1,466 and 304,558 shares, respectively, of DeepTech common stock at the exercise price of $3.41 per share.

Additionally, in connection with a borrowing during the year ended June 30, 1994, two noteholders were issued 875,000 warrants to purchase DeepTech common stock at $4.00 per share exercisable until December 15, 1998, unless the noteholders elected, on or before December 15, 1995, to surrender the warrants and receive an additional 10% per annum of interest on the notes for the period the notes were outstanding.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Interest payable at June 30, 1995 included $626,000 relating to the potential interest payable under these notes. In December 1995, as the warrants were not surrendered, interest expense was reduced by $626,000.

In 1988, DeepTech's predecessor company issued subordinated promissory notes due January 1, 1996 totaling $3,000,000 to Mr. Tatham and a company in which Mr. Tatham owned an equity interest for the knowledge they had gained through past financing of research and development activities, including the study of various deepwater production systems, and to prevent these two entities from entering into business arrangements in direct competition with the Company for a period of nine years. During the year ended June 30, 1994, this $3,000,000 and the minority stockholders' interests in disproportionate original capital contributions by DeepTech to its subsidiaries, which constitutes the distributions in excess of predecessor basis, was reclassified to accumulated deficit.

NOTE 9 - INCOME TAXES:

For income tax purposes, DeepTech files a consolidated income tax return with its 80% or more owned subsidiaries. Dover files a separate company federal income tax return.

The provision for income taxes for the years ended June 30, 1996, 1995 and 1994 consists of the following (in thousands):

                                                   June 30,
                                    --------------------------------------
                                       1996          1995          1994
                                    ----------    ----------    ----------
         U.S. federal:
           Current                  $    1,261    $    1,764    $    1,202
           Deferred                      1,113        (5,601)        2,065
                                    ----------    ----------    ----------
              Total Provision       $    2,374    $   (3,837)   $    3,267
                                    ==========    ==========    ==========

Accumulated by tax reporting groups, the respective deferred tax liabilities (assets) at June 30, 1996 and 1995 are as follows (in thousands):

                                                 DeepTech                  Dover
                                                 June 30,
                                          ------------------------
                                             1996          1995         June 30, 1995
                                          ----------    ----------      -------------
Investment in Partnership                 $    2,424     $        -      $        -
Depreciable/amortizable assets                 1,892              -               -
Accruals deferred for tax purposes                 -              -             384
                                          ----------     ----------      ----------
  Gross deferred liability                $    4,316     $        -      $      384
                                          ----------     ----------      ----------

Investment in Partnership                          -           (185)              -
Investment in Tatham Offshore                 (3,695)        (3,064)              -
Accruals deferred for tax purposes              (152)          (116)              -
Net operating loss ("NOL") and alternative
 minimum tax credit carryforwards             (2,920)          (379)           (125)
                                          ----------     ----------      ----------
 Gross deferred asset                         (6,767)        (3,744)           (125)
                                          ----------     ----------      ----------
Deferred tax (asset)liability             $   (2,451)    $   (3,744)     $      259
                                          ==========     ==========      ==========

At June 30, 1996, DeepTech has approximately $2,920,000 of minimum tax credit carryforwards which may be utilized in future years to offset regular tax liabilities.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



A reconciliation of DeepTech's income tax provision computed by applying the statutory federal income tax rate of 34% to pretax income from continuing operations for the years ended June 30, 1996, 1995 and 1994 is as follows (in thousands):

                                                                        Year ended June 30,
                                                         -----------------------------------------------
                                                              1996             1995             1994
                                                         -------------    -------------    -------------
       Federal income tax at statutory rate              $       2,045    $      (4,170)   $      10,291
       Gain on sale of investment in subsidiary
          not subject to tax                                      -                -              (8,329)
       Loss of subsidiary not recognized for tax                  -                -                 987
       Nondeductible and other                                     329              333              318
                                                         -------------    -------------    -------------
         Total                                           $       2,374    $      (3,837)   $       3,267
                                                         =============    =============    =============

NOTE 10 - RELATED PARTY TRANSACTIONS:

Affiliate receivables/payables

A substantial portion of DeepTech's affiliated indebtedness and interest payable is due to Mr. Tatham. Interest expense for the years ended June 30, 1996, 1995 and 1994 was $840,000, $605,000 and $758,000, respectively, related to the indebtedness due to Mr. Tatham.

In October 1995, DeepFlex entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore whereby DeepFlex agreed to make $12,500,000 of interim bridge financing available to fund a portion of Tatham Offshore's working capital and capital requirements. DeepFlex advanced Tatham Offshore $8,000,000 under the Bridge Loan. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. Interest income related to outstanding advances under the Bridge Loan totaled $210,000 for the year ended June 30, 1996. The terms of the Bridge Loan required Tatham Offshore to undertake an equity offering or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. On January 31, 1996, DeepFlex subscribed for the purchase of 10,000,000 Tatham Offshore warrants, pursuant to the exercise of Rights which had been assigned from DeepTech, at a cost of $5,000,000, which was paid through the forgiveness of $5,000,000 of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used $3,100,000 of offering proceeds to repay the remaining principal and accrued interest outstanding under the Bridge Loan.

Dover charged Tatham Offshore $601,000, $747,000 and $565,000 for the years ended June 30, 1996, 1995 and for the period from February 15, 1994 through June 30, 1994, respectively, for services related to the acquisition, development, exploration or evaluation of oil and gas properties. At June 30, 1995, Tatham Offshore owed Dover $1,312,000 for such services. On November 1, 1995, DeepTech agreed to assume $1,734,000 of Dover's accounts receivable from Tatham Offshore in exchange for reducing Dover's payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1,734,000 of accounts receivable from Tatham Offshore into an unsecured promissory note (the "Affiliate Note") which bears interest at 14.5% per annum. Interest on the Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which Tatham Offshore receives proceeds from the issuance of any preferred stock in an amount equal to or greater than $20,000,000.
Interest income related to the Affiliate Note totaled $170,000 for the year ended June 30, 1996.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



In January and April 1995, an officer/director of DeepTech executed unsecured, non-interest bearing demand notes in favor of DeepTech for $100,000 and $300,000, respectively. Additionally, in June 1995, DeepTech granted stock options to purchase 300,000 shares of its common stock to this officer/director at an exercise price of $4.00 per share. The options were exercised on June 12, 1995 in exchange for a note payable to DeepTech in the aggregate amount of $1,200,000, bearing interest at 8% per annum, principal and interest due on June 12, 1998. This note will be canceled by DeepTech if the officer/director continues to be employed by DeepTech for three years from the date of grant.
If the officer/director voluntarily terminates employment with DeepTech prior to the end of the three-year period from the date of grant, the officer/director must repay the note by either (i) paying principal and interest or (ii) returning the stock to DeepTech to satisfy repayment of principal and interest. The note receivable is reflected as a reduction of stockholders' equity as of June 30, 1996 and 1995. General and administrative expenses for the year ended June 30, 1996 includes $400,000 of compensation expense related to this note receivable.

On March 31, 1994, Mr. Tatham executed an unsecured demand note in favor of DeepTech for $350,000 bearing interest at 15% per annum. This demand note was paid in full in April 1994. On August 22, 1994, Mr. Tatham executed an unsecured demand note in favor of DeepTech for $1,000,000 bearing interest at 15% per annum. This demand note was paid in full in October 1994. As of June 30, 1995, Mr. Tatham had executed an unsecured demand note in favor of DeepTech for $600,000 bearing interest at 15% per annum. In settlement of an obligation to Mr. Tatham, DeepTech canceled this demand note in September 1995 as discussed below. In October 1995, Mr. Tatham executed an unsecured demand note in favor of DeepTech for $250,000 bearing interest at 15% per annum. This demand note was paid in full in January 1996.

Compensation arrangements

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for Mr. Tatham, (ii) a mandatory arrangement for certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants deferred all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant was entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% times their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore - $3.50 and the Partnership - $23.75) or the average closing price for the applicable month. Options were exercisable only by cancellation of the participant's cash salary. Each participant earned credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except Mr. Tatham could have received all or a portion of their salary in cash if they did not elect to exercise any options. In November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech. Mr. Tatham exercised options to purchase 600,125 shares of DeepTech common stock in payment of salary due for the year ended June 30, 1996. In addition, other senior executives and employees exercised options to purchase 127,521 shares of DeepTech common stock and 245,182 shares of Tatham Offshore common stock through June 30, 1996 in connection with the deferred compensation arrangements. As of June 30, 1996, 18,752 options remained outstanding under the deferred compensation arrangements which were exercised in July 1996 to purchase an equal number of shares of DeepTech common stock and 125,961 options had expired unexercised. As a result of issuing its common stock, Tatham Offshore received a $360,000 credit against its management fees payable to DeepTech.

Mr. Tatham provided certain technical, research and management assistance on a consulting basis to the Company for which he was paid $600,000 for the year ended June 30, 1994. In June 1995, Mr. Tatham was awarded a $200,000 bonus, which the Company allowed him to defer pursuant to the terms of the mandatory deferred compensation arrangement discussed above. Accordingly, the Company accrued $600,000 of

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



compensation expense payable to Mr. Tatham representing 300% of the bonus amount for use in the exercise of these options. In August 1995, Mr. Tatham exercised options and received 150,000 shares of DeepTech common stock in payment of this bonus.

In connection with the sale of the FPS Eddie Delahoussaye (Note 3), Mr. Tatham was awarded a $200,000 bonus which he also deferred pursuant to the terms of the mandatory deferred compensation arrangement. In September 1995, Mr. Tatham exercised options to purchase 150,000 shares of DeepTech common stock in settlement of this bonus.

In November 1994, the Board authorized DeepTech to reimburse Mr. Tatham for costs he incurred in connection with agreements he made with each of two outside directors pursuant to which Mr. Tatham had granted each director options to purchase 150,000 shares of the common stock of DeepTech held by Mr. Tatham at his cost with respect thereto. These options were granted to the two outside directors in connection with their appointment to the Board. In September 1995, the Compensation Committee of the Board authorized DeepTech to grant Mr. Tatham options to purchase 300,000 shares of DeepTech's common stock at $5.00 per share, the estimated fair market value at the date of grant, and to pay Mr. Tatham $705,000 which was settled in part by canceling Mr. Tatham's obligation under an unsecured demand note in the original principal amount of $600,000.

In December 1992, as an incentive for employment, DeepTech transferred 5% of its equity interest in Offshore Marketing to an officer and director of DeepTech who was then an officer of Offshore Marketing and granted the officer 375,000 warrants, one-fifth of which vest annually through January 31, 1999, to purchase shares of DeepTech common stock at $4.25 per share. As of June 30, 1996, the officer had exercised 150,000 of these warrants.

Management agreements

DeepTech has entered into management agreements with each of its subsidiaries, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. The management fee is intended to reimburse DeepTech for the estimated costs of the services provided to each affiliate. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership by Leviathan to DeepTech under a management agreement. The Partnership and Tatham Offshore were each charged an annual management fee equal to 40% of DeepTech's unreimbursed overhead through October 31, 1995. Effective November 1, 1995, DeepTech redetermined the level of services provided to each of its subsidiaries and amended the management agreements with Leviathan and Tatham Offshore to provide for an annual management fee of 45.3% and 27.4%, respectively, of DeepTech's overhead. In addition, in November 1995, Dover began functioning as a stand alone business unit with its own management and employees and therefore terminated its management agreement with DeepTech. During the years ended June 30, 1996, 1995 and 1994, Leviathan charged the Partnership $6,068,000, $4,967,000 and $2,000,000, respectively, of fees payable to DeepTech pursuant to the terms of the management agreement. In addition, the management agreement also requires Leviathan to compensate DeepTech for certain tax liabilities resulting from additional taxable income allocated to Leviathan as a result of the Partnership's offering of additional Preference Units and the investment of the offering proceeds into construction projects. For the year ended June 30, 1996, Leviathan charged the Partnership $964,000 to compensate DeepTech for this additional allocated taxable income. During the years ended June 30, 1996 and 1995 and for the period from February 15, 1994 through June 30, 1994, Tatham Offshore was charged $4,436,000, $4,967,000 and $1,774,000, respectively, under its management agreement. On June 30, 1996, DeepFlex exercised 4,670,957 Tatham Offshore warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



share by offsetting the then outstanding receivable from Tatham Offshore for costs allocated under the management agreement by $4,670,957.

Property Acquisition

On June 30, 1995, Flextrend Development entered into a purchase and sale agreement (the "Purchase and Sale Agreement"), with Tatham Offshore. Pursuant to the terms of the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary interests, a 75% working interest in its Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 properties (the "Assigned Properties") for $30,000,000. Flextrend Development is entitled to retain all of the revenues attributable to the Assigned Properties until it has received net revenues equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of its working interests, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7,500,000 plus interest as discussed below. As of June 30, 1996, the Payout Amount was $77,698,000 comprised of (i) initial acquisition and transaction costs of $32,089,000, (ii) development and operating costs of $49,301,000, (iii) prepaid demand charges of $7,500,000 and (iv) interest of $7,084,000 reduced by net revenue of $18,276,000. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interest in either the Viosca Knoll Block 817 property or the Garden Banks Block 72/Garden Banks Block 117 or (ii) to permanently retain 50% of the assigned working interest in all Assigned Properties in exchange for forgiving 25% or 50%, respectively, of the then- existing Payout Amount, exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with certain transportation agreements. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

In September 1995, Tatham Offshore acquired an aggregate 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of the Viosca Knoll Unit (collectively, the "Phar Lap Working Interest") from two industry partners for a total of $16,000,000 in convertible production

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



payments payable from 25% of the net cash flow from the Phar Lap Working Interest so acquired. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase the convertible production payments for an amount equal to 50% of the unrecovered portion thereof.

Transportation, Processing, Platform Access and Marketing Agreements

Tatham Offshore has entered into transportation, processing and platform access agreements with the Partnership pursuant to a Master Gas Dedication Agreement in which Tatham Offshore has dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal properties as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership has agreed to install certain pipeline and related facilities necessary to transport production from the areas and to provide transportation services with respect to such production. Tatham Offshore (i) was obligated to pay demand charge payments for such services, (ii) is obligated to pay commodity charges, based on the volume of oil and gas transported or processed and (iii) effective July 1995, is obligated to pay platform access fees under these agreements. For the years ended June 30, 1996, 1995 and 1994, the Partnership charged Tatham Offshore $8,097,000, $8,314,000 and $5,516,000, respectively, for transportation and platform access services.

Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay all remaining demand charge payments under the transportation agreements covering Tatham Offshore's Ewing Bank and Ship Shoal properties. Under these agreements, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been paid in full. In exchange, Tatham Offshore has (i) issued to the Partnership 7,500 shares of its 9% Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7,500,000 to the Payout Amount under the Purchase and Sale Agreement and (iii) granted to the Partnership certain rights to acquire the Ship Shoal Block 331 platform. Each share of the 9% Senior Preferred Stock is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, which is payable quarterly, and shall cumulate to the extent not paid. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the 9% Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event Tatham Offshore does not purchase the 9% Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference plus accumulated but unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of Series A Preferred Stock. The Partnership has the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, the Partnership has a right of first refusal relative to a sale of the platform. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 property.

Offshore Marketing purchases substantially all oil and gas production of Tatham Offshore and the Partnership. Through October 1995, Offshore Marketing's agreement with Tatham Offshore provided for a sales price that was based on contractually agreed upon posted prices. In November 1995, Offshore Marketing's agreement with Tatham Offshore was renegotiated to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. In July 1994 and December 1995,

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Offshore Marketing began purchasing substantially all of the oil and gas production of Manta Ray and Flextrend Development on the same terms as the renegotiated Tatham Offshore contract.

Offshore Marketing's oil and gas purchases from affiliates are as follows:

                                                      Year ended June 30,
                                        --------------------------------------------
                                           1996              1995             1994
                                                        (In thousands)
Tatham Offshore:
   Oil and condensate                   $    9,224         $   7,519       $   2,645 (a)
   Gas                                       9,989             3,279           3,366 (a)
Manta Ray:
   Oil and condensate                           76               207               -
   Gas                                         591               434               -
Flextrend Development:
   Oil                                         898                 -               -
   Gas                                      22,819                 -               -
                                        ----------        ----------       ---------
                                        $   43,597        $   11,439       $   6,011
                                        ==========        ==========       =========

- ---------------------

(a) Includes purchases from Tatham Offshore during the period from February 15, 1994 through June 30, 1994.

Other

As of July 1, 1996, Elliott Associates, L.P., Westgate International, L.P. and Martley International, Inc., which are entities under common control with Highwood Partners, had acquired a total of 6,037,784 shares of Series A Preferred Stock. During the year ended June 30, 1996, in connection with its acquisition and financing of the FPS Bill Shoemaker, the Company entered into certain transactions with Highwood Partners. See Notes 1 and 6.

During the period from November 1994 through April 1995, the Company periodically leased, on an hourly basis, an aircraft from Tatham Aviation Services, Inc. ("Tatham Aviation") for business purposes. During November 1994 through May 1995, Tatham Aviation charged the Company $482,000 for the use of the aircraft. Mr. Tatham is the sole shareholder, Chairman of the Board and Chief Executive Officer of Tatham Aviation.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will extend until Flextrend Development completes the drilling of the Garden Banks Block 117 #2 well. During the year ended June 30, 1996, DeepFlex Partners provided services totaling $1,081,000 under this agreement. Net proceeds from the contract drilling services have been used to pay interest and principal to DeepFlex on the PIK Notes.

In connection with the Tatham Offshore Offering and the exchange of outstanding indebtedness for Subordinated Notes, DeepTech transferred its 5% working interest in certain oil and gas properties to Tatham Offshore for $1,444,000 and other consideration. These properties were transferred at DeepTech's historical cost basis of $1,000,000 and the remainder of the consideration received ($444,000) was recorded as a credit to stockholders' equity during the year ended June 30, 1994.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



During the year ended June 30, 1993, Deepwater Systems entered into a turnkey contract providing for a fixed fee of $16,000,000 with a wholly owned subsidiary of Leviathan, to construct and install gathering lines and related facilities to establish and transport natural gas and condensate production from Tatham Offshore's Ewing Bank 914 #2 well. One of the Operating Companies of the Partnership was successor in interest to the turnkey contract and related construction in progress. The gathering lines and related facilities were successfully completed and production was established from the Ewing Bank 914 #2 well in August 1993 at a cost to Deepwater Systems of approximately $18,682,000. During the year ended June 30, 1993, Deepwater Systems recognized an estimated cost overrun ($3,500,000) incurred pursuant to the turnkey contract. During the year ended June 30, 1994, Deepwater Systems completed the construction and adjusted the estimated cost overrun to actual resulting in an $818,000 credit to other expenses.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Certain of DeepTech's affiliated companies will need substantial additional capital in order to implement their business strategies and to meet their debt service requirements and other long-term obligations. There can be no assurances, however, that DeepTech or these subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, DeepTech's Senior
Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

Tatham Offshore has substantial future capital expenditures associated with the full development of its oil and gas properties. Realization of the full potential of Tatham Offshore's properties is dependent upon its ability to obtain sufficient additional capital or project financing.

In August 1995, Tatham Offshore formed a wholly-owned subsidiary, Tatham Offshore (Jersey) Ltd. ("TOJ"), to pursue certain international opportunities. TOJ is in the process of attempting to obtain offshore concessions from the government of Nigeria. There are no assurances that TOJ will be granted a concession or the terms and conditions that would apply to a concession if granted.

The Company leases certain office space. Rental expense for the years ended June 30, 1996, 1995 and 1994 totaled $861,000, $830,000, and $684,000, respectively. Minimum net lease commitments under significant operating leases are as follows (in thousands):

               Year ending June 30,
               1997                              $       361
               1998                                      433
               1999                                      433
               2000                                      463
               2001                                      469
                                                 -----------
                                                 $     2,159
                                                 ===========

In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or the results of operations of the Company. Various legal actions which have arisen in the ordinary course of business are pending with respect to the assets of the Company. Management believes that the ultimate disposition of these actions, either individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or operations of the Company.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 12 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized, during each of the periods presented:

                                   Year ended June 30,
                          ------------------------------------
                              1996         1995         1994
                                      (In thousands)
          Interest        $    16,843  $    10,581   $   4,855
          Taxes           $     1,700  $     1,171   $     164

Supplemental disclosures of noncash investing and financing activities:

                                                                        Year ended June 30,
                                                            ------------------------------------------
                                                                1996           1995           1994
                                                                          (In thousands)
Additions to other property and equipment                   $       -      $   (11,000)  $    (6,080)
Issuance of notes payable                                           -           11,000         6,080
Sale of the FPS Laffit Pincay                                       -           26,340          -
Sale of the FPS Eddie Delahoussaye                               14,763           -             -
Increase in receivables from affiliates                         (14,763)       (26,340)         -
Purchase of Series A Preferred Stock                             (4,671)          -             -
Reduction of receivable from Tatham Offshore                      4,671           -             -
Purchase of Subordinated Notes                                      -             -          (34,000)
Reduction of line of credit and note receivable from
 Tatham Offshore                                                    -             -           34,000
                                                            -----------    -----------   -----------
                                                            $       -      $      -      $      -
                                                            ===========    ===========   ===========

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



As discussed in Note 4, DeepTech's ownership interest in Tatham Offshore was reduced to 40% as a result of the completion of the Tatham Offshore Offering. Effective February 15, 1994, DeepTech exchanged outstanding debt for Subordinated Notes, recognized a gain on the sale of investment in Tatham Offshore of $31,758,000 and began accounting for its remaining 40% interest in Tatham Offshore using the equity method of accounting. DeepTech's investment in Tatham Offshore immediately after the completion of the Tatham Offshore Offering was calculated as follows (in thousands):

     Tatham Offshore's Assets:
       Accounts receivable from affiliate               $   3,104
       Oil and gas properties                              16,278
       Other assets                                         2,405
                                                        ---------
                                                           21,787
                                                        ---------
     Tatham Offshore's Liabilities:
       Notes payable                                       (6,080)
       Other current liabilities                           (4,690)
       Subordinated Notes                                 (34,000)
       Other noncurrent liabilities                          (963)
                                                        ---------
                                                          (45,733)
                                                        ---------

     Excess of liabilities over assets                    (23,946)
     Tatham Offshore Offering proceeds, net of
       underwriting fees and offering costs                44,585
                                                        ---------
     Total net assets of Tatham Offshore at
       February 15, 1994                                   20,639
     DeepTech's ownership interest                             40%
                                                        ---------
     DeepTech's investment in Tatham Offshore
      immediately after Tatham Offshore Offering        $   8,256
                                                        =========

NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED):

In July 1996, the Company accepted a commitment from an investment banking firm to underwrite and syndicate a senior secured credit facility in the aggregate amount of up to $55,000,000. Proceeds from the credit facility, which will be made available to RIGCO North America, L.L.C. ("RIGCO"), a newly formed indirect subsidiary of DeepFlex, will be used to acquire the FPS Bill Shoemaker and perform significant upgrades and repairs to the rig. RIGCO intends to acquire the FPS Laffit Pincay from DeepFlex Partners for the assumption of the PIK Notes. The credit facility will (i) mature in two years, (ii) bear interest at the prime rate plus 3% per annum, (iii) be secured by all tangible and intangible assets of RIGCO including the two semisubmersible drilling rigs and (iv) require a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter. The credit facility remains subject to the negotiation and execution of definitive documents.

NOTE 14 - OIL AND GAS PROPERTIES:

The Company has incurred immaterial costs for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed at the time these costs were incurred, during each of the years ended June 30, 1996 and 1995. During the year ended June 30, 1994, development costs incurred totaled $7,570,000. The Company's share of equity method investees' costs for the years ended June 30, 1996, 1995 and 1994 were $17,365,000, $21,124,000 and
$13,666,000, respectively.  The Company's share of equity

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



method investees' net capitalized costs at June 30, 1996 and 1995 were $45,809,000 and $34,295,000, respectively.

The results of operations for oil and gas activities shown below exclude equity in earnings, nonoperating revenue, losses of equity investees, corporate overhead, interest costs and income tax benefits.

                                                              Year ended June 30,
                                                ----------------------------------------------
                                                       1996           1995             1994
                                                                 (In thousands)
Oil and gas sales                               $       44,491   $     18,708   $       23,592
Production and operating expenses                          -               -            (4,867)
Oil and gas purchases                                  (43,696)       (17,447)         (14,988)
Exploration expenses                                       (14)           (24)            (367)
Depreciation, depletion and
 amortization                                              -               -              (273)
                                                --------------   ------------   --------------
                                                           781          1,237            3,097
Income tax expense                                        (266)          (421)          (1,053)
                                                --------------   ------------   --------------
Results of operations from oil
 and gas activities (excluding
 corporate overhead, interest
 costs and income tax benefits) (a)             $          515   $        816   $        2,044
                                                ==============   ============   ==============

Company's share of equity method
 investees' results of operations
 for oil and gas activities                     $         (677)  $     (7,293)  $         (558)
                                                ==============   ============   ==============

- ----------------

a) Results of operations for oil and gas activities for the year ended June 30, 1996, 1995 and 1994 include a gross margin of $795,000, $1,261,000 and
    $623,000, respectively, related to Offshore Marketing's activities with affiliates and third-party producers.

Oil and gas sales to major customers expressed as a percentage of historical oil and gas sales for each period was as follows:

                                                                  Year Ended June 30,
                                                          ------------------------------------
                                                          1996            1995            1994
Camden Cogen, L.P.                                          -               -              12%
Chevron U.S.A., Inc.                                       20%              -               -
Conoco, Inc.                                               13%              -               -
Coral Energy Resources, L.P.                               28%              -               -
Koch Oil Company                                            -               -              37%
NGC Oil Trading and Transportation, Inc.                    -              37%              -
Public Service Electric and Gas, Inc.                       -              28%             23%

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




Supplemental Oil and Gas Information (unaudited):

At June 30, 1996, 1995 and 1994, substantially all of the Company's oil and gas reserves are owned by Tatham Offshore and the Partnership through Flextrend Development. DeepTech's interest in proved reserves and standardized measure of discounted future net cash flows as of June 30, 1996, 1995 and 1994 is shown net to its effective interests in Tatham Offshore and the Partnership as of the respective dates.

                                                                    June 30,
                                                       ---------------------------------
                                                        1996          1995         1994
                                                                (In thousands)
             Proved reserves
               Oil/Condensate - barrels                 5,556         5,788        5,340
               Natural gas - MCF                       36,940        30,698       39,720

Estimates of Tatham Offshore's and the Partnership's reserves at June 30, 1996 have been made by the independent engineering consulting firms, Ryder Scott Company Petroleum Engineers and Netherland & Sewell Associates, Inc. and the Partnership's reservoir engineers, respectively. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of reserve quantities are based on sound geological and engineering principles but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing and nonproducing fields and technology becomes available.

                                                                   June 30,
                                                    ------------------------------------
                                                       1996          1995         1994
                                                                (In thousands)
         Standardized measure of discounted
           future net cash flows                    $   65,243    $  30,812    $  43,066

The standardized measure of discounted future net cash flows relating to the Company's interest in Tatham Offshore and the Partnership's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's interest in Tatham Offshore and the Partnership's estimated share of future production from proved oil and gas reserves. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows from reserves taking into consideration NOL carryforwards, where applicable. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve values. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Leviathan Gas Pipeline Company (an indirect subsidiary of DeepTech International Inc.)


In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholder's equity present fairly, in all material respects, the financial position of Leviathan Gas Pipeline Company at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 1, the Company, an indirect subsidiary of DeepTech International Inc., and its affiliates have significant transactions with DeepTech International Inc. and its affiliates. Accordingly, the financial statements of the Company should be read in conjunction with the consolidated financial statements of DeepTech International Inc.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for income taxes during the year ended June 30, 1994.



PRICE WATERHOUSE LLP

Houston, Texas
September 16, 1996

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                                 BALANCE SHEET
                       (In thousands, except share data)


                                                                                        June 30,
                                                                              ----------------------------
                                                                                  1996             1995
                       ASSETS

 Current assets:
   Cash                                                                       $        99       $       87
   Account receivable from Partnership                                                155               74
                                                                              -----------       ----------
     Total current assets                                                             254              161
 Equity investment                                                                  3,118            2,304
 Deferred tax asset - intercompany                                                      -              185
                                                                              -----------       ----------
     Total assets                                                             $     3,372       $    2,650
                                                                              ===========       ==========

   LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
   Payable to affiliate                                                       $         -       $      198
   Payable to parent                                                                  674              275
                                                                              -----------       ----------
     Total current liabilities                                                        674              473
   Deferred tax liability-intercompany                                              1,530                -
                                                                              -----------       ----------
     Total liabilities                                                              2,204              473
                                                                              -----------       ----------
 Commitments and contingencies (Note 7)

 Stockholder's equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized                         -                -
   Common stock, $.10 par value, 1,000 shares authorized,
     issued and outstanding                                                             1                1
   Additional paid-in capital                                                         101              101
   Accumulated earnings                                                             1,066            2,075
                                                                              -----------       ----------
                                                                                    1,168            2,177
                                                                              -----------       ----------
     Total liabilities and stockholders' equity                               $     3,372       $    2,650
                                                                              ===========       ==========



   The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                            STATEMENT OF OPERATIONS
                                 (In thousands)


                                                                        Year ended June 30,
                                                     -----------------------------------------------------
                                                          1996                  1995                1994
Revenue:
   Equity in earnings of partnership                 $       9,131        $        5,936        $    7,824
                                                     -------------        --------------        ----------

Costs and expenses:
   General and administrative expenses                      (1,016)                  134               107
                                                     -------------        --------------        ----------

Operating income                                            10,147                 5,802             7,717
Interest income and other                                        1                    13                48
Interest income - affiliate                                      -                     -                73
                                                     -------------        --------------        ----------
Income before intercompany charge for
   income taxes                                             10,148                 5,815             7,838
Intercompany charge for income taxes                         3,450                 1,977             2,665
                                                     -------------        --------------        ----------
Income before cumulative effect of
   accounting change                                         6,698                 3,838             5,173
Cumulative effect on prior years of changing
   method of accounting for income taxes                         -                     -               (57)
                                                     -------------        --------------        ----------

Net income                                           $       6,698        $        3,838        $    5,116
                                                     =============        ==============        ==========




   The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                            STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                              Year ended June 30,
                                                            -------------------------------------------------
                                                                  1996               1995             1994
Cash flows from operating activities:
   Net income                                               $       6,698     $       3,838     $       5,116
   Adjustments to reconcile net income to net cash
    provided by (used in) by operating activities:
     Equity in earnings of partnership                             (9,131)           (5,936)           (7,824)
     Distributions from partnerships                                8,317             8,147             7,906
     Deferred taxes - intercompany                                  1,715            (2,182)           (1,506)
     Changes in operating working capital:
        (Increase) decrease in accounts receivable from
         Partnership                                                  (81)              (39)                5
        Decrease in accounts receivable from parent                     -                 -             1,163
        Decrease in accounts payable                                    -               (45)              (46)
        Decrease in accounts payable to affiliate                    (198)                -                 -
        Increase (decrease) in payable to parent                      399            (4,074)            4,349
                                                            -------------     -------------     -------------
           Net cash provided by (used in) operating
             activities                                             7,719              (291)            9,163
                                                            -------------     -------------     -------------

Cash flows from financing activities:
   Dividends paid on common stock                                  (7,707)           (2,009)          (13,000)
                                                            -------------     -------------     -------------
           Net cash used in financing activities                   (7,707)           (2,009)          (13,000)
                                                            -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents                   12            (2,300)           (3,837)
Cash and cash equivalents at beginning of year                         87             2,387             6,224
                                                            -------------     -------------     -------------

Cash and cash equivalents at end of period                  $          99     $          87     $       2,387
                                                            =============     =============     =============

Cash paid for interest                                      $           -     $           -     $           -
Cash paid for taxes                                         $       1,220     $       8,443     $           -




   The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                       STATEMENT OF STOCKHOLDER'S EQUITY
                                 (In thousands)



                              Number of shares
                              ----------------                    Additional
                                   Common          Common          paid-in       Accumulated
                                   stock           stock           capital         earnings          Total
Balance, June 30, 1993                  1     $          1      $      101      $    8,130     $    8,232

Dividends on common stock               -                -               -         (13,000)       (13,000)
Net income for the year ended
   June 30, 1994                        -                -               -           5,116          5,116
                                ---------       ----------      ----------      ----------     ----------

Balance, June 30, 1994                  1                1             101             246            348

Dividends on common stock               -                -               -          (2,009)        (2,009)
Net income for the year ended
   June 30, 1995                        -                -               -           3,838          3,838
                                ---------       ----------      ----------      ----------     ----------

Balance, June 30, 1995                  1                1             101           2,075          2,177

Dividends on common stock               -                -               -          (7,707)        (7,707)
Net income for the year ended
   June 30, 1996                        -                -               -           6,698          6,698
                                ---------       ----------      ----------      ----------     ----------

Balance, June 30, 1996                  1       $        1      $      101      $    1,066     $    1,168
                                =========       ==========      ==========      ==========     ==========




   The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION:

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85% owned subsidiary of DeepTech International Inc. ("DeepTech"), was formed in February 1989 to purchase, operate and expand offshore pipeline systems. The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other subsidiaries which are engaged in various oil and gas related activities.

In February 1993, Leviathan contributed substantially all of its pipeline operations to a newly formed master limited partnership, Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), in connection with the initial public offering of Preference Units representing limited partner interests in the Partnership. In June 1994, the Partnership completed a public offering of an additional 3,000,000 Preference Units. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility. The Partnership's operating activities are conducted through twelve approximately 99%-owned limited liability companies (collectively, the "Operating Companies") and Tarpon Transmission Company ("Tarpon"). Leviathan, as general partner, performs all management and operating functions of the Partnership, including managing each of the Operating Companies and Tarpon.

As of June 30, 1996 and 1995, all the Preference Units were owned by the public, representing an effective 72.7% limited partner interest in the Partnership. Leviathan, through its ownership of all 3,145,947 of the Common Units of the Partnership, its 1% general partner interest and its approximate 1% nonmanaging interest in certain of the Operating Companies, owned an effective 27.3% interest in the Partnership as of June 30, 1996 and 1995.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition

Leviathan treats management fees from its unconsolidated subsidiary as a reduction of the related expenses.

Income taxes

Leviathan's results are included with its parent, DeepTech, in a consolidated federal income tax return. DeepTech and its subsidiaries that are part of the consolidated tax group, including Leviathan, are parties to intercompany tax sharing agreements which describe the method of determining the intercompany charge for income taxes. Under its tax sharing agreement, Leviathan is to calculate a provision for income taxes equal to that which would be calculated if Leviathan filed a separate income tax return. Tax loss and other tax benefit carryforwards, except those subject to certain limitations, are similarly calculated for Leviathan on a separate return basis. Federal income taxes currently payable are remitted to DeepTech and state income taxes are remitted to the applicable state taxing authorities.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




In July 1993, Leviathan adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", which changes the method of accounting for income taxes from the deferred method prescribed by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes". SFAS No. 109 utilizes an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The cumulative effect of the accounting change totaled $57,000 for the year ended June 30, 1994.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

Other

The fair values of the financial instruments included in Leviathan's assets and liabilities approximate their carrying values.

NOTE 3 -  EQUITY INVESTMENT:

Leviathan's investment in the Partnership totaled $3,118,000 and $2,304,000 at June 30, 1996 and 1995, respectively. The summarized financial information for Leviathan's investment which is accounted for using the equity method is as follows:

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                                            June 30,
                                                   ---------------------------
                                                      1996              1995
               Current assets                      $   25,867       $   23,612
               Noncurrent assets                      399,373          270,881
               Current liabilities                     35,961           39,764
               Long-term debt                         182,412           65,413
               Other noncurrent liabilities            15,242              554

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                      For the year ended June 30,
                              -----------------------------------------
                                  1996          1995           1994
      Operating revenue       $    60,915   $    36,218     $   30,530
      Other income                  1,056         3,158          1,471
      Operating expenses          (12,651)      (10,306)        (5,346)
      Depreciation                (15,614)       (6,728)        (4,175)
      Other expenses                 (386)         (414)          (774)
                              -----------   -----------     ----------
      Net earnings                 33,320        21,928         21,706
      Effective ownership
       percentage                    27.3%         27.3%            (a)
                              -----------   -----------     ----------
                                    9,096         5,986          7,824
      Other                            35           (50)             -
                              -----------   -----------     ----------
      Equity in earnings
       of partnerships        $     9,131   $     5,936     $    7,824
                              ===========   ===========     ==========

      Distributions from
       partnerships           $     8,317   $     8,147     $    7,906
                              ===========   ===========     ==========

- -------------------

(a) Leviathan's effective ownership in the Partnership includes its interest in the Operating Companies and approximates 35.8% for the period from February 19, 1993 through June 27, 1994. After June 27, 1994, Leviathan's effective ownership in the Partnership approximates 27.3%.

The Partnership and its Operating Companies will distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units.

NOTE 4 - STOCKHOLDERS' EQUITY:

Leviathan has authorized a total of 5,000,000 shares of $.01 par value, redeemable cumulative preferred stock, which bears a cumulative dividend of 14%, and 500,000 shares of Class B, which bears a cumulative dividend of 10%. Both classes of preferred stock were redeemable by Leviathan at its option upon payment of $10 per share and all accrued and unpaid dividends. At June 30, 1996 and 1995, none of this preferred stock is issued or outstanding.

During the years ended June 30, 1996, 1995 and 1994, Leviathan paid $7,707,000, $2,009,000 and $13,000,000 respectively, in dividends to its common stockholders.

NOTE 5 - INCOME TAXES:

Leviathan has been and will be included in the consolidated federal income tax returns filed by DeepTech. Leviathan and DeepTech have entered into a tax sharing agreement providing for the manner of determining payments with respect to federal income tax liabilities (Note 2).

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Deferred federal income taxes are primarily attributable to the differences in depreciation rates and in the timing of recognizing income from the Partnership for financial and tax reporting purposes.

The intercompany charges for federal income taxes are as follows:

                                                    Year ended June 30,
                                 -----------------------------------------------------
                                      1996                1995                1994
                                                     (In thousands)
           U.S. federal:
             Current             $       1,735       $        4,159      $       4,227
             Deferred                    1,715               (2,182)            (1,562)
                                 -------------       --------------      -------------
           Total provision       $       3,450       $        1,977      $       2,665
                                 =============       ==============      =============

Amounts due to/(from) DeepTech for the intercompany charge for federal income taxes are as follows:

                                              June 30,
                                 ----------------------------------
                                      1996                1995
                                           (In thousands)
           Current portion       $         459       $          (56)
           Deferred portion              1,530                 (185)
                                 -------------       --------------
             Total               $       1,989       $         (241)
                                 =============       ==============

For the years ended June 30, 1996 and 1995, Leviathan paid DeepTech $1,220,000 and $4,216,000, respectively, pursuant to the tax sharing agreement. At June 30, 1994, Leviathan owed DeepTech $4,227,000 under this tax sharing agreement which was paid to DeepTech in August 1994.

NOTE 6 - RELATED PARTY TRANSACTIONS:

Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement whereby DeepTech provides operational, financial, accounting and administrative services to Leviathan. The management agreement is intended to reimburse DeepTech for the estimated costs of its services
provided to Leviathan and the Partnership.   During the years ended June 30,
1996, 1995 and 1994, Leviathan charged the Partnership $6,068,000, $4,967,000 and $2,000,000, respectively, of fees payable to DeepTech pursuant to the terms of the management agreement. In addition, the management agreement also requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from additional taxable income allocated to Leviathan as a result of the Partnership's offering of additional Preference Units and the investment of the offering proceeds into construction projects. For the year ended June 30, 1996, Leviathan charged the Partnership $964,000, which is included as an offset to general and administrative expenses, to compensate DeepTech for this additional allocated taxable income.

Prior to July 1, 1994, Leviathan's obligation to DeepTech under the management agreement was fixed at $2,000,000 annually. In connection with the closing of the offering of additional Preference Units in June 1994, Leviathan agreed to amend the management agreement with DeepTech (effective July 1, 1994) in consideration for the increase in management services associated with the Partnership's planned expansion of

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




facilities. The amended agreement provided for a management fee of $2,000,000 a year plus 40% of DeepTech's unreimbursed overhead. Effective November 1, 1995, the management agreement was amended to reflect the increased management service associated with the Partnership's new oil and gas drilling activities. The revised agreement provides for a management fee equal to 45.3% of DeepTech's unreimbursed overhead.

Leviathan is also entitled to distributions in respect of its general and limited partner interests in the Partnership and its nonmanaging interest in the Operating Companies, as well as incentive distributions, if any, in respect to its general partner interest in the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, Leviathan is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially effect the financial position of Leviathan. Various legal actions which have arisen in the ordinary course of business are pending with respect to the assets of Leviathan. Management believes that the ultimate disposition of these actions, either individually or in the aggregate, will not have a material adverse effect on the financial position or operations of Leviathan.

NOTE 8 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Leviathan's share of the Partnership's costs incurred in oil and gas property, exploration and development activities, whether capitalized or expensed at the time these costs were incurred, totaled $12,734,000 and $8,317,000 for the years ended June 30, 1996 and 1995, respectively. Leviathan's share of the Partnership's investments in oil and gas properties at June 30, 1996 and 1995 totaled $20,355,000 and $8,918,000, respectively. Leviathan's share of the Partnership's results of operations for oil and gas activities totaled $2,276,000 and $51,000 for the years ended June 30, 1996 and 1995, respectively.

At June 30, 1996 and 1995, all of Leviathan's oil and gas reserves are owned by the Partnership through Flextrend Development. Leviathan's interest in proved reserves and standardized measure of discounted future net cash flows as of June 30, 1996 and 1995 is shown net to its effective interest in the Partnership of 27.3%.

                                                          June 30,
                                                   ----------------------
                                                    1996            1995
                                                       (In thousands)
               Proved reserves
                 Oil/Condensate - barrels           1,064           1,137
                 Natural gas - MCF                 14,749          16,538

Estimates of the Partnership's reserves at June 30, 1996 have been made by the independent engineering consulting firm, Netherland & Sewell Associates, Inc. and the Partnership's reservoir engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of reserve quantities are based on sound geological and engineering principles but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing and nonproducing fields and technology becomes available.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




                                                          June 30,
                                               ----------------------------
                                                  1996              1995
                                                       (In thousands)
         Standardized measure of discounted
           future net cash flows               $   28,947        $   13,672

The standardized measure of discounted future net cash flows relating to Leviathan's interest in the Partnership's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". Accordingly, future cash inflows were determined by applying year-end oil and gas prices to Leviathan's interest in the Partnership's estimated share of future production from proved oil and gas reserves. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows from the Partnership's reserves. A prescribed 10% discount factor was applied to the future net cash flows.

In Leviathan's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for Leviathan's proved oil and gas reserves is not representative of the reserve values. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                              INDEX TO EXHIBITS

        Exhibit
        Number   Description
        -------  -----------

        3(i)(1) First Amended and Restated Certificate of Incorporation of DeepTech (filed as Exhibit 3(i)(1) to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        3(ii)(1) First Amended and Restated Bylaws of DeepTech (filed as Exhibit
                 3(ii)(1) to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.1 Warrant Agreement, dated as of February 19, 1993, between DeepTech and DLJ, as Initial Holder (filed as Exhibit 4.1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.2 Conditional Warrant Agreement, dated as of February 19, 1993, between DeepTech and DLJ, as Initial Holder (filed as Exhibit
                 4.2 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.3 Warrant Agreement, dated as of December 14, 1993, between DeepTech and DTI (filed as Exhibit 4.3 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.4 Conditional Warrant Agreement, dated as of December 14, 1993, between DeepTech and DTI (filed as Exhibit 4.4 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.5 Common Stock Purchase Warrant, dated December 15, 1992, registered in the name of Citicorp USA, Inc. (filed as Exhibit
                 4.5 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.6 Common Stock Purchase Warrant, dated December 15, 1992, registered in the name of BBU Mezzanine Fund II (filed as Exhibit 4.6 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.7 Warrant Agreement, dated July 20, 1992, between DeepTech and Chemical Bank (filed as Exhibit 4.7 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.8 Form of Selling Stockholder Agreement entered into between DeepTech and each Selling Stockholder (filed as Exhibit 4.8 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.9 Form of Stock Subscription Warrant entered into by DeepTech and each party set forth in Schedule I attached thereto (filed as Exhibit 4.9 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.10 Letter Agreement, dated June 27, 1992, between DeepTech and Michael T. Willis (filed as Exhibit 4.10 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        4.11 Warrant Agreement dated as of November 8, 1994 between DeepTech and Wilrig AS (filed as Exhibit 4.11 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.1 First Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Leviathan (filed as
                 Exhibit 10.1 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

        10.2 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Leviathan (filed as Exhibit 10.76 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.3 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Tatham Offshore (filed as Exhibit
                 10.1 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.4 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit 10.71 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.5 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Dover (filed as Exhibit 10.3 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.6 Second Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Dover (filed as Exhibit 10.72 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.7 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Offshore Processors (filed as
                 Exhibit 10.4 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.8 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Offshore Processors (filed as Exhibit 10.73 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.9 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Offshore Marketing (filed as
                 Exhibit 10.5 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.10 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Offshore Marketing (filed as Exhibit 10.74 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.11 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Deepwater Systems (filed as
                 Exhibit 10.6 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.12 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Deepwater Systems (filed as Exhibit 10.75 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.13 Form of Management Agreement dated as of January 19, 1995 between DeepTech and DeepFlex Production Services, L.P. (filed as Exhibit 10.13 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.14 Indenture, dated March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A., as Trustee, relating to the Senior Notes (filed as Exhibit 10.7 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.15 Stock Pledge Agreement, dated March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A., as Collateral Agent (filed as Exhibit 10.8 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.16 Note Pledge Agreement, dated March 21, 1994, between DeepTech and First Interstate Bank of Texas, N.A. as Collateral Agent (filed as Exhibit 10.9 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.17 Amended and Restated Promissory Note, dated March 21, 1994, by Deepwater Systems payable to DeepTech (filed as Exhibit 10.10 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.18 Subordinated Convertible Note Purchase Agreement, dated February 14, 1994, between Tatham Offshore and DeepTech (filed as Exhibit 10.63 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.19 Employee Stock Option Plan of DeepTech (filed as Exhibit 10.12 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.20 Employment Agreement, dated December 1, 1992, between DeepTech and Grant E. Sims, together with amendment thereto dated December 30, 1993 (filed as Exhibit 10.13 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.21 Letter agreement, dated December 11, 1991, among Conrad P. Albert, Thomas P. Tatham and DeepTech (filed as Exhibit 10.14 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.22 Letter agreement, dated February 21, 1994, among Steven L. Gerard, Thomas P. Tatham and DeepTech (filed as Exhibit 10.15 to Amendment No. 2 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.23 Registration Rights Agreement dated March 21, 1994, between Tatham Offshore and First Interstate Bank of Texas, N.A., as Trustee (filed as Exhibit 10.17 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.24 Form of Indemnification Agreement, dated as of January 1, 1994, entered into between DeepTech and each director of DeepTech (filed as Exhibit 10.18 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.25 Master Gas Dedication Agreement, dated December 10, 1993, between the Partnership and Tatham Offshore (filed as Exhibit
                 10.29 to Amendment No. 2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.26 Amendment to Master Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P. and Tatham Offshore (filed as Exhibit 10.26 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.27 Amendment to Master Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P. and Tatham Offshore (filed as Exhibit 10.27 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.28 Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P., Tatham Offshore and Elf Exploration, Inc. (filed as Exhibit 10.28 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.29 Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P., Tatham Offshore, F-W Oil Interests, Inc., J. Ray McDermott Properties, Inc., J. Ray McDermott, Inc. and Elf Exploration, Inc. (filed as Exhibit
                 10.29 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.30 Lease, dated July 1, 1983, between the United States of America (the "USA"), as Lessor, and Mobil Oil & Exploration & Producing Southeast Inc. ("Mobil-X"), Sohio Petroleum Company ("Sohio") and Kerr-McGee Corporation ("Kerr-McGee"), as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5801, Ewing Bank Block 871 (filed as Exhibit 10.3 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.31 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5804, Ewing Bank Block 914 (filed as Exhibit 10.4 to Amendment No. 1 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.32 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5805, Ewing Bank Block 915 (filed as Exhibit 10.5 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.33 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5806, Ewing Bank Block 916 (filed as Exhibit 10.6 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.34 Lease, dated July 1, 1983, between the USA, as Lessor, and Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 6921, Ewing Bank Block 958 (filed as Exhibit 10.7 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.35 Lease, dated July 1, 1983, between the USA, as Lessor, and Mobil-X, Sohio, and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 6922, Ewing Bank Block 959 (filed as Exhibit 10.8 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.36 Lease, dated May 1, 1993, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13996, Ewing Bank Block 1002 (filed as Exhibit 10.9 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.37 Lease, dated May 1, 1991, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13091, Ewing Bank Block 1003 (filed as Exhibit 10.10 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.38 Lease, dated September 1, 1992, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13631, Ship Shoal Block 331 (filed as Exhibit 10.11 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.39 Lease, dated May 1, 1974, between the USA, as Lessor, American Petrofina Exploration Company and Skelly Oil Company, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 2539, West Cameron Block 436 (filed as
                 Exhibit 10.12 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.40 Lease, dated May 1, 1974, between the USA, as Lessor, and Texaco, Inc., as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 2540, West Cameron Block 437 (filed as Exhibit 10.13 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.41 Lease, dated July 1, 1992, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13641, West Cameron Block 35 (filed as Exhibit 10.14 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.42 Lease, dated October 1, 1991, between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13363, Garden Banks Block 72 (filed as Exhibit 10.15 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.43 Gathering Agreement, dated July 1, 1992, among Ewing Bank Gathering Company, Tatham Offshore and DeepTech (filed as
                 Exhibit 10.16 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.44 Letter Agreement dated March 22, 1995 between Tatham Offshore and Ewing Bank Gathering Company, L.L.C. amending the Gathering Agreement dated July 1, 1992 (filed as Exhibit 10.44 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.45 Gas Purchase Agreement, dated July 26, 1993, between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.17 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.46 Condensate Purchase Agreement, dated July 26, 1993, between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.18 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.47 Amended and Restated Facilities Sharing Agreement, dated December 7, 1994, between BP Exploration & Gas Inc., Mobil Exploration and Producing U.S. Inc., as agent for Mobil Exploration and Producing Southeast Inc., Kerr-McGee and Tatham Offshore (filed as Exhibit 10.47 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.48 Farmout Agreement, dated October 1, 1994, between Tatham Offshore, F-W Oil Interests, Inc., O.P.I. International, Inc., and J. Ray McDermott Properties, Inc. (filed as Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.49 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Ewing Bank Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area, Offshore Louisiana, dated May 13, 1988, by and among Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal Limited Partnership I-1981 (filed as Exhibit 10.22 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.50 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca Knoll Area Offshore Louisiana, dated July 7, 1993, by and among Tatham Offshore, Petrofina Delaware, Incorporated and Fina Oil and Chemical Company (filed as Exhibit 10.23 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.51 Employee Bonus Plan of Tatham Offshore (filed as Exhibit 10.2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.52 Contribution, Conveyance and Assumption Agreement, dated as of February 19, 1993, among the Partnership, Louisiana Offshore Gas Systems, L.L.C., Ewing Bank Gathering Company, L.L.C., Green Canyon Pipe Line Company, L.L.C., Stingray Holding, L.L.C., Transco Offshore Pipeline Company, L.L.C., Texam Offshore Gas Transmission, L.L.C., Transco Hydrocarbons Company, L.L.C., Manta Ray Pipeline Holding Company, L.L.C. and Leviathan (filed as Exhibit 10.40 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.53 Amended and Restated Agreement of Limited Partnership of Leviathan Gas Pipeline Partners, L.P. dated as of February 19, 1993 (filed as Exhibit 10.41 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.54    Partnership Agreement of Stingray Pipeline Company (filed as
                 Exhibit 10.6 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.55 Amended and Restated General Partnership Agreement of U-T Offshore System (filed as Exhibit 10.7 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.56 Amended and Restated General Partnership Agreement of High Island Offshore System (filed as Exhibit 10.8 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.57 Lateral Project Agreement, dated as of August 1, 1993, among Chevron U.S.A. Production Company, a division of Chevron U.S.A. Inc., Union Oil Company of California and Stingray Pipeline Company (filed as Exhibit 10.47 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.58 Transportation Contract, dated October 2, 1973, among Stingray Pipeline Company, Trunkline Gas Company and Natural Gas Pipeline Company of America (filed as Exhibit 10.15 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.59 Term Loan Agreement, dated as of November 30, 1990, among Stingray Pipeline Company, Texas Commerce Bank National Association, as agent, and the banks party thereto (filed as Exhibit 10.49 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.60 First Amendment to Term Loan Agreement, dated as of December 31, 1991, among Stingray Pipeline Company, Texas Commerce Bank National Association, as agent, and the banks party thereto (filed as Exhibit 10.50 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.61 Second Amendment to Term Loan Agreement, dated as of December 21, 1993, among Stingray Pipeline Company, Chemical Bank, as successor-in-interest to Texas Commerce Bank, as agent, and the banks party thereto (filed as Exhibit 10.51 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.62 Profits Agreement, dated as of December 25, 1992, among FPS I, Inc., Deepwater Systems and T-75 Rig Investments, L.P. ("T-75") (filed as Exhibit 10.52 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.63 Design and Construction Contract, dated as of August 5, 1992, between Deepwater Systems and Ewing Bank Gathering Company (filed as Exhibit 10.9 to Amendment No. 1 to the Partnership's Registration Statement on Form S-1, File No. 33-55642, and incorporated herein by reference).

        10.64 Facility Letter Agreement, dated as of October 15, 1993, between Internationale Nederlanden (U.S.) Corporation ("ING") and Offshore Marketing (filed as Exhibit 10.54 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.65 Master Forward and Protection Agreement, dated as of November 9, 1993, between ING and Offshore Marketing (filed as Exhibit
                 10.55 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.66 Guarantee Agreement, dated as of October 15, 1993, between DeepTech and ING (filed as Exhibit 10.56 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.67 Subordination Agreement, dated as of October 15, 1993, among DeepTech, ING and Offshore Marketing (filed as Exhibit 10.57 to DeepTech's Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

        10.68 Technology Services Agreement dated as of July 1, 1993 by and between Dover Technology Inc. and Leviathan Gas Pipeline Partners, L.P. (filed as Exhibit 10.68 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.69 Technology Services Agreement, dated as of July 1, 1993, between Dover and Tatham Offshore (filed as Exhibit 10.24 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.70 First Amendment, dated as of July 1, 1994, to Technology Services Agreement between Dover and Tatham Offshore (filed as
                 Exhibit 10.60 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.71 Farmout Agreement dated October 7, 1993 and amended on October 8, 1993 between Shell Offshore, Inc. and Tatham Offshore covering Gulf of Mexico OCS-G 12631, Garden Banks Block 117 (filed as Exhibit 10.21 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.72 Contract between OPI International, Inc. and Tatham Offshore dated as of August 31, 1993 (filed as Exhibit 10.27 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.73 Purchase and Sale Agreement between Tatham Offshore and OPI International, Inc. (filed as Exhibit 10.33 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.74 Agreement dated August 31, 1993 between Offshore Energy Capital Corporation and Tatham Offshore (filed as Exhibit 10.34 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

        10.75 First Preferred Ship Mortgage, dated as of March 21, 1994, from FPS I, Inc., as Mortgagor, in favor of DeepTech, as Mortgagee (filed as Exhibit 10.63 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.76 Guarantee, dated as of November 30, 1993, by FPS I, Inc., as Guarantor, in favor of DeepTech (filed as Exhibit 10.64 to Amendment No. 1 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

        10.77 Agreement for Purchase and Sale by and between Tatham Offshore, Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Leviathan Gas Pipeline Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

        10.78 Endorsement No. 2, dated January 5, 1995, to the Promissory Note dated April 13, 1994 from Tatham Offshore payable to the order of Offshore Energy Capital Corporation, as endorsed to the order of NationsBank of Texas, N.A. and as amended by Endorsement No. 1, dated September 21, 1994 (filed as Exhibit
                 10.61 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.79 Credit Agreement, dated as of December 30, 1994, between Offshore Marketing and First Interstate Bank of Texas, N.A. ("First Interstate") (filed as Exhibit 10.62 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.80 Guaranty, dated as of December 30, 1994, by DeepTech for the benefit of First Interstate (filed as Exhibit 10.63 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.81 Termination and Release Agreement, effective June 30, 1994, among DeepTech, Deepwater Systems and FPS I (filed as Exhibit
                 10.64 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.82 Guarantee, dated as of March 21, 1994, by FPS I for the benefit of DeepTech (filed as Exhibit 10.65 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.83 Senior Note ($7.5 million), dated June 30, 1994, by FPS I payable to DeepTech (filed as Exhibit 10.66 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.84 Senior Note ($15 million), dated June 30, 1994, by FPS I payable to DeepTech (filed as Exhibit 10.67 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.85 First Preferred Ship Mortgage, dated as of June 30, 1994, from FPS I, as Mortgagor, in favor of DeepTech, as Mortgagee (filed as Exhibit 10.68 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.86 Security Agreement, dated as of June 30, 1994, between DeepTech, as Secured Party, and FPS I, as Debtor (filed as
                 Exhibit 10.69 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

        10.87 Amended and Restated Credit Agreement dated as of March 23, 1995 among Leviathan Gas Pipeline Partners, L.P., the several lenders from time to time parties hereto, Chemical Bank, as Administrative Agent and Internationale Nederlanden (U.S.) Capital Corporation, as Co-Agent (filed as Exhibit 10.35 to the Leviathan Gas Pipeline Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 1994, Commission File Number 1-11680 and incorporated herein by reference).

        10.88 Time Charter Agreement dated as of December 8, 1994 among Alpha Marine Services, Inc. and Deepwater Production Systems, Inc., as amended (filed as Exhibit 10.88 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.89 Memorandum of Agreement dated as of August 31, 1995 among FPS II, Inc., as the legal owner on behalf of DeepFlex Production Partners, L.P. and Reading & Bates (U.K.) Limited (filed as
                 Exhibit 10.89 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.90 DeepTech International Inc. Employee Equity Incentive Plan (filed as Exhibit 10.90 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.91 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of F-W Oil Interests, Inc. (filed as
                 Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.92 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of J. Ray McDermott Properties, Inc. (filed as Exhibit 10.92 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

        10.93 Loan Agreement between Tatham Offshore, Inc. and DeepFlex Production Services, Inc. dated October 1, 1995 (filed as
                 Exhibit 10.1 to the DeepTech's Quarterly Report on Form 10-Q for the quarter ended September 30. 1995, Commission File Number 0-23934 and incorporated herein by reference).

        10.94 Master Agreement, dated as of November 29, 1995, by and among Highwood Partners, L.P., DeepTech International Inc., DeepFlex Production Services, Inc., FPS III, Inc. and Deepwater Drillers, L.L.C. (filed as Exhibit 10.1 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

        10.95 Limited Liability Company Agreement of Deepwater Drillers, L.L.C. (filed as Exhibit 10.2 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

        10.96 Credit Agreement, dated as of February 16, 1996, among DeepFlex Production Services, Inc., Citicorp USA, Inc., as administrative agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.3 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

        21.1*    List of Subsidiaries of DeepTech.

        23.1*    Consent of Independent Accountants, Price Waterhouse LLP.

        23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.

        23.3* Consent of Netherland, Sewell & Associates, Inc. Independent Petroleum Engineers.

        24.1*    Power of Attorney (included on the signatures hereof).

        27*      Financial Data Schedule.

        99.1 Audited Financial Statements and Supplementary Information of Leviathan Gas Pipeline Partners, L.P. for the fiscal year ended December 31, 1995 (as filed on March 29, 1996 under Commission File No. 1-11680 and incorporated herein by reference).

        99.2 Audited Financial Statements and Supplementary Information of Tatham Offshore, Inc. for fiscal year ended June 30, 1996 (as filed on September 26, 1996 under Commission File No. 0-22892 and incorporated herein by reference).

- ----------------------------

     * Filed herewith.