Form 10-Q
period 1996-09-30
DEEPTECH INTERNATIONAL INC
filed 1996-11-13
CIK 890647

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                 (713) 224-7400
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     ------

     As of November 13, 1996, there were outstanding 17,508,235 shares of common stock, par value $0.01 per share, of the Registrant.

================================================================================

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of September 30, 1996 (unaudited) and June 30, 1996 . . . . . . . . .   3
    Unaudited Consolidated Statement of Operations for the Three Months
      Ended September 30, 1996 and 1995, respectively   . . . . . . . . . . . . . . . . . . . . . . . .   4
    Unaudited Consolidated Statement of Cash Flows for the Three Months
      Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    Consolidated Statement of Stockholders' Equity for the Three Months
      Ended September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                            September 30,         June 30,
                                                                                 1996               1996
                                                                           ---------------      ------------
                                                                             (unaudited)
                      ASSETS

   Current assets:
     Cash and cash equivalents                                               $      5,914       $   10,102
     Restricted cash                                                               32,256              --
     Accounts receivable                                                            8,510            7,014
     Accounts receivable from affiliates                                              429              155
     Notes receivable from affiliates                                               2,134            2,134
     Other current assets                                                              26               28
                                                                             ------------       ----------
         Total current assets                                                      49,269           19,433
                                                                             ------------       ----------

   Property and equipment                                                          71,500           26,572
   Less:  Accumulated depreciation and amortization                                   743              705
                                                                             ------------       ----------
      Property and equipment, net                                                  70,757           25,867
                                                                             ------------       ----------
   Equity investments                                                               5,256            4,586
   Receivables from affiliates                                                     60,000          100,490
   Deferred income taxes                                                            1,993            2,451
   Debt issue costs, net and other                                                  6,737            3,606
                                                                             ------------       ----------
         Total assets                                                        $    194,012       $  156,433
                                                                             ============       ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                                        $      2,645       $    7,347
     Accounts payable to affiliates                                                 8,107            6,782
     Notes payable                                                                  1,000           23,327
     Notes payable to affiliates                                                    6,640            6,640
     Interest payable                                                               2,925              546
     Accrued liabilities                                                              233            1,233
                                                                             ------------       ----------
         Total current liabilities                                                 21,550           45,875
   Long-term debt                                                                 155,664           97,534
   Accumulated losses of equity investee in excess of investment                      437              196
   Other noncurrent liabilities                                                       406              360
                                                                             ------------       ----------
         Total liabilities                                                        178,057          143,965
                                                                             ------------       ----------

   Minority interests in consolidated subsidiaries                                    425              186
                                                                             ------------       ----------

   Commitments and contingencies (Note 7)

   Stockholders' equity:
     Preferred stock, $.01 par, 10,000,000 shares authorized                          --               --
     Common stock, $.01 par, 100,000,000 shares authorized
         as of September 30, 1996 and June 30, 1996, 17,508,235
         and 17,016,510 shares issued and outstanding as of
         September 30, 1996 and  June 30, 1996, respectively                          175              171
   Additional paid-in capital                                                      20,180           17,579
   Accumulated deficit                                                             (4,825)          (5,468)
                                                                             ------------       ----------
                                                                                   15,530           12,282
                                                                             ------------       ----------
         Total liabilities and stockholders' equity                          $    194,012       $  156,433
                                                                             ============       ==========





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                          Three months ended
                                                                            September 30,
                                                                --------------------------------------
                                                                    1996                     1995

Revenue:
  Oil and gas sales                                             $     23,100             $       2,463
  Equity in earnings                                                   3,097                     4,106
  Other                                                                    5                       168
                                                                ------------             -------------
                                                                      26,202                     6,737
                                                                ------------             -------------

Costs and expenses:
  Oil and gas purchases                                               22,865                     2,256
  Operating expenses                                                    --                         165
  Losses of equity investees                                             296                        32
  Depreciation and amortization                                           37                        69
  General and administrative expenses                                    485                     1,596
                                                                ------------             -------------
                                                                      23,683                     4,118
                                                                ------------             -------------

Operating income                                                       2,519                     2,619
Gain on sale of asset                                                   --                         562
Interest and other income                                              3,080                     4,445
Interest and other financing costs                                    (4,173)                   (3,228)
                                                                ------------             -------------
Income before minority interests and income taxes                      1,426                     4,398
Minority interests in consolidated subsidiaries                         (325)                     (151)
                                                                ------------             -------------
Income before income taxes                                             1,101                     4,247
Income tax expense                                                       458                     1,506
                                                                ------------             -------------

Net income                                                      $        643             $       2,741
                                                                ============             =============

Net income per share                                            $       0.03             $        0.17
                                                                ============             =============





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                       Three months ended
                                                                                         September 30,
                                                                                 ------------------------------
                                                                                       1996             1995
Cash flows from operating activities:
  Net income                                                                     $        643     $      2,741
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Minority interests in consolidated subsidiaries                                       325              151
    Depreciation and amortization                                                          37               69
    Amortization of debt issue costs                                                      801              221
    Equity in earnings                                                                 (3,097)          (4,106)
    Losses of equity investees                                                            296               32
    Distributions from equity investments                                               2,471            2,037
    Gain on sale of assets                                                                --              (562)
    Deferred income taxes and other                                                       755            1,822
    Changes in operating working capital:
      Increase in marketable securities                                                   --           (14,708)
      (Increase) decrease in accounts receivable                                       (1,441)             125
      Increase in accounts receivable from affiliates                                    (372)          (3,843)
      Decrease (increase) in other current assets                                           2             (578)
      Decrease in accounts payable and accrued liabilities                             (5,702)          (3,560)
      Increase in accounts payable to affiliates                                        1,423            1,165
      Increase in interest payable                                                      2,379            2,460
      Increase in interest payable to affiliates                                          --               177
                                                                                 ------------     ------------
         Net cash used in operating activities                                         (1,480)         (16,357)
                                                                                 ------------     ------------

Cash flows from investing activities:
  Repayment of advances to affiliates                                                   1,751           14,315
  Advances to affiliates                                                               (1,317)            --
  Additions to property and equipment                                                  (5,036)            --
  Other                                                                                   (15)            --
                                                                                 ------------     ------------
         Net cash (used in) provided by  investing activities                          (4,617)          14,315
                                                                                 ------------     ------------

Cash flows from financing activities:
  Restricted cash                                                                     (32,256)            --
  Proceeds from notes payable                                                          65,992             --
  Repayments of notes payable                                                         (30,250)          (2,927)
  Debt issue costs                                                                     (3,621)            --
  Proceeds from issuance of common stock                                                2,365             --
  Dividends on subsidiary common stock                                                   (321)             (95)
                                                                                 ------------     ------------
         Net cash provided by (used in) financing activities                            1,909           (3,022)
                                                                                 ------------     ------------
Net decrease in cash and cash equivalents                                              (4,188)          (5,064)
Cash and cash equivalents at beginning of year                                         10,102            6,787
                                                                                 ------------     ------------

Cash and cash equivalents at end of period                                       $      5,914     $      1,723
                                                                                 ============     ============

Cash paid for interest, net of amounts capitalized                               $        994     $        370
Cash paid for income taxes                                                       $      1,000     $      1,700





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                        Common Stock
                                                  -----------------------     Additional
                                                  Number of         Par       paid - in    Accumulated
                                                   shares          value       capital       deficit        Total
                                                  ----------     --------    -----------   ----------     ---------
Balance, June 30, 1996                               17,017      $    171      $ 17,579    $   (5,468)    $  12,282

Issuance of common stock (unaudited)                    491             4         2,601           --          2,605

Net income for the three months
  ended September 30, 1996 (unaudited)                  --            --            --            643           643
                                                  ----------     --------      --------    ----------     ---------

Balance, September 30, 1996
  (unaudited)                                        17,508      $    175      $ 20,180    $   (4,825)    $  15,530
                                                  =========      ========      ========    ==========     =========





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

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership commenced operations in February 1993. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries. Leviathan owned an effective 27.3% interest in the Partnership as of September 30, 1996 and June 30, 1996 giving DeepTech an effective 23.2% interest therein.

Exploration, Development and Production

Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 38%-owned subsidiary of DeepTech, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf. Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of the Partnership, acquired Tatham Offshore's working interests, subject to certain reversionary rights, in three oil and gas properties on June 30, 1995 and is currently engaged in the development and production of the oil and gas reserves underlying these properties.

Marine Services

DeepFlex Production Services, Inc. ("DeepFlex"), a wholly-owned subsidiary of DeepTech, through its subsidiaries and equity interests, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling services. In March 1995, DeepFlex entered into a partnership agreement with an affiliate of Coflexip Stena Offshore Inc. ("Coflexip") to form DeepFlex Production Partners, L.P. ("DeepFlex Partners"). DeepFlex Partners, effectively owned 50% by DeepFlex and 50% by Coflexip, operated the FPS Laffit Pincay, a second generation semisubmersible drilling rig, through September 30, 1996.

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

On September 30, 1996, Deepwater Drillers was merged with and into RIGCO North America, L.L.C. ("RIGCO"), a newly formed wholly-owned indirect subsidiary of DeepFlex. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners in exchange for payment-in-kind indebtedness ("PIK Notes") (See Note 4).

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)

Marketing

Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech, markets oil and gas production from the Partnership, Tatham Offshore and third-party producers.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Earnings per share

Earnings per share is computed by dividing common equity in net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the three months ended September 30, 1996 and 1995 was 20,345,747 shares and 15,759,907 shares, respectively.

Other

Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation" was adopted by the Company effective July 1, 1996. The adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations. The Company did not issue any warrants or options during the three months ended September 30, 1996.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)

NOTE 3 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                        Leviathan Gas                                         DeepFlex Production
                   Pipeline Partners, L.P.      Tatham Offshore, Inc.            Partners, L.P.
                  ------------------------     ------------------------   ------------------------
                  September 30,   June 30,      September 30,  June 30,   September 30,   June 30,
                      1996          1996            1996         1996         1996         1996
Current assets     $   27,102    $  25,867      $  15,133     $ 20,636      $  632      $   659
Noncurrent assets     422,601      399,373         77,344       76,494       2,645       42,403(a)
Current liabilities    44,832       35,961          6,448        9,489         175           57
Long-term debt        198,118      182,412         60,000       60,000          --       40,490(a)
Other noncurrent
  liabilities          13,816       15,242          8,861        8,779          --           --

-----------------

(a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all PIK Notes then outstanding of $40.1 million. Accordingly, at September 30, 1996, the FPS Laffit Pincay is included in property and equipment on the Company's consolidated balance sheet.

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                                                       For the Three Months
                         For the Three Months Ended September 30, 1996                Ended September 30, 1995
                      ---------------------------------------------------   ---------------------------------------------
                                   DeepFlex                       Tatham                  DeepFlex              Tatham
                      Partnership  Partners    Other    Total    Offshore    Partnership  Partners    Total    Offshore

Operating revenue       $24,214   $  4,448                        $ 4,500     $12,266    $   --                $  1,527
Other income                486        478                            154         201      5,074                 11,354
Operating expenses       (4,752)    (2,639)                        (3,275)     (3,161)       (44)                (8,155)
Depreciation             (8,692)      (504)                          (956)     (1,895)       --                    (105)
Other expenses           (1,250)    (1,195)                        (2,117)       (156)      (850)                (2,075)
                        -------   --------                        -------     -------    -------                -------
Net earnings (loss)      10,006        588                         (1,694)      7,255      4,180                  2,546
Preferred stock
   dividends                 --         --                           (997)        --         --                     --
                        -------   --------                        -------     -------    -------                -------
Net earnings (loss)
   available to
   common shareholders   10,006        588                         (2,691)      7,255      4,180                  2,546
Effective ownership
   percentage             27.3%        50%                          38.1%       27.3%        50%                    40%
                        -------   --------                        -------     -------    -------                -------
                          2,732        294                         (1,025)      1,981      2,090                  1,018
Intercompany profit (a)     --         --                             168        --         --                   (1,050)
Preferred stock
   dividends (b)            --         --                             210        --         --                     --
Other                        35        --                             351(c)       35       --                     --
                        -------   --------   --------   -------   -------     -------    -------    -------     -------
Equity in earnings
   (losses)             $ 2,767   $    294   $    36    $ 3,097   $  (296)    $ 2,016    $ 2,090    $ 4,106     $   (32)
                        =======   ========   ========   =======   =======     =======    =======    =======     =======
Distributions from
   equity investments   $ 2,471   $    --    $    --    $ 2,471   $   --      $ 2,037    $  --      $ 2,037     $  --
                        =======   ========   ========   =======   =======     =======    =======    =======     =======

---------------------

(a) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to Flextrend Development in June 1995, both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.

(b) The Company's share of Tatham Offshore's Series A cumulative preferred stock dividends.

(c) Includes the effect of a change during the period in the ownership percentage of Tatham Offshore's common equity.

The Partnership and its subsidiaries distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)

NOTE 4 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                                 September 30, 1996          June 30, 1996
                                                               ----------------------    ----------------------
                                                               Current     Long-term     Current      Long-term
                                                                               (in thousands)

Notes payable:
  Highwood Notes                                                $    --    $      --    $   17,258   $     --
  Term Loan                                                          --           --         6,069       5,931
  RIGCO Credit Facility                                            1,000       64,000          --          --
  Senior Notes                                                       --        80,664          --       80,603
  Wilrig AS promissory notes                                         --        11,000          --       11,000

Notes payable to affiliates:
    Subordinated Promissory Notes, bearing interest at
    15% per annum, payable quarterly, principal due
    January 15, 1997                                               6,640          --         6,640         --

Highwood Notes

In December 1995 and June 1996, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $17.3 million for the purchase of 100% interest in the FPS Bill Shoemaker. In July 1996, the Company borrowed an additional $1.0 million for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18.3 million. The Company retired the Highwood Notes in connection with obtaining the RIGCO Credit Facility discussed below. The Company capitalized interest related to the Highwood Notes of $0.6 million for the three months ended September 30, 1996.

Term Loan

In February 1996, DeepFlex entered into a term loan agreement to borrow $12.0 million (the "Term Loan") from a syndicate of commercial lenders. The Company retired the Term Loan in connection with obtaining the RIGCO Credit Facility discussed below. For the three months ended September 30, 1996, interest expense related to the Term Loan totaled $0.4 million and debt issue costs amortized in connection with the repayment of the Term Loan totaled $0.5 million.

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65.0 million senior secured credit facility with a syndicate of lenders (the "RIGCO Credit Facility"). Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker as well as to retire the Highwood Notes and the Term Loan. The remaining proceeds of $32.3 million are currently maintained in a construction fund collateral account, shown as restricted cash on the accompanying consolidated balance sheet, and are available to fund significant upgrades to the FPS Bill Shoemaker. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes. The credit facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including the two semisubmersible drilling rigs and
(iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996. Debt issue costs related to the RIGCO Credit Facility of $3.9 million were capitalized and will be amortized over the two-year life of the credit facility. In connection with providing the RIGCO Credit Facility, lending syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)

Senior Notes

In 1994, DeepTech completed a public offering of $82.0 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $2.7 million for the three months ended September 30, 1996.

Wilrig AS promissory notes

In November 1994, the Company issued to Wilrig AS (i) promissory notes in the aggregate principal amount of $11.0 million due December 1997 and (ii) warrants which grant Wilrig the right to exchange the principal and interest outstanding under the promissory notes for common stock of DeepTech at the rate of $10.00 per share up to a maximum of 1,100,000 shares. Interest expense related to this debt is payable quarterly at 10% per annum and totaled $275,000 for the three months ended September 30, 1996.

NOTE 5 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants to noteholders, employees, directors and financial institutions. During the three months ended September 30, 1996, DeepTech issued 18,752 shares of common stock pursuant to the exercise of outstanding warrants and options. In addition, Westgate International, L.P. ("Westgate") exercised warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share on September 30, 1996. Highwood Partners acquired these warrants in December 1995 in connection with DeepTech's financing of the acquisition of the FPS Bill Shoemaker and subsequently assigned such warrants to Westgate. DeepTech has agreed to register the shares of common stock acquired by Westgate pursuant to the warrant agreement. A registration statement will be filed shortly to register the common stock acquired by Westgate and, at such time, holders of certain of DeepTech's other common stock and warrants may exercise piggyback rights which will require the registration of such stock. At September 30, 1996, DeepTech had outstanding warrants and options to acquire 10,784,208 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS:

DeepTech has entered into management agreements with certain of its subsidiaries, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement. Effective July 1, 1996, the management agreements with Leviathan and Tatham Offshore were amended to provide for an annual management fee of 54% and 24%, respectively, of DeepTech's overhead expenses. During the three months ended September 30, 1996, the Partnership and Tatham Offshore were charged $1.6 million and $0.7 million, respectively, under their respective agreements.

On August 14, 1996, Leviathan Holdings paid dividends of $2.1 million to its common stockholders, which included DeepTech as a result of its 85% ownership interest in Leviathan Holdings.

As of September 30, 1996, DeepTech holds an aggregate principal amount of $60.0 million of Tatham Offshore subordinated convertible promissory notes (the "Subordinated Notes"). Interest income related to these notes totaled $1.8 million for the three months ended September 30, 1996.

During the three months ended September 30, 1996, substantially all of Offshore Marketing's oil and gas purchases were derived from purchases from Tatham Offshore and the Partnership.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will extend until Flextrend Development completes the drilling of the Garden Banks Block 117 #2 well. During the three months ended September 30, 1996, DeepFlex Partners reported operating revenue totaling $4.4

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)

million related to these services. Net proceeds from the contract drilling services have been used to pay interest and principal to DeepFlex on the PIK Notes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Certain of DeepTech's affiliated companies will need substantial additional capital in order to implement their business strategies and to meet their debt service requirements and other long-term obligations. There can be no assurances, however, that DeepTech or these subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, DeepTech's Senior
Note Indenture contains covenants that among other things, requires DeepTech to meet certain collateral coverage tests and restricts the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

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

The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the three months ended September 30, 1996.

Leviathan and the Partnership. Leviathan serves as the general partner of the Partnership and currently owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech's interest). The Partnership's operations consist primarily of the gathering and transportation of natural gas and crude oil through its pipelines and the development and production of oil and gas reserves from three offshore leases.

Tatham Offshore. Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the Flextrend and Deepwater areas of the Gulf. As of September 30, 1996, DeepTech owns approximately 38% of Tatham Offshore's outstanding common stock. In addition, DeepTech owns, through DeepFlex Services, 4.7 million shares of Series A Preferred Stock and 5.3 million warrants of Tatham Offshore and the Partnership owns 7,500 shares of Senior Preferred Stock of Tatham Offshore.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Oil and gas sales totaled $23.1 million for the three months ended September 30, 1996 as compared with $2.5 million for the three months ended September 30, 1995. During the three months ended September 30, 1996 and 1995, the Company derived its oil and gas revenue by marketing oil and gas production from the Partnership, Tatham Offshore and third-party producers. In December 1995, the Company began marketing Flextrend Development's gas production. During the three months ended September 30, 1996, the Company sold 7,733 million cubic feet ("MMcf") of gas and 307,203 barrels of oil at average prices of $2.12 per thousand cubic feet ("Mcf") and $21.95 per barrel, respectively. During the same period in 1995, the Company sold 500 MMcf of gas and 96,700 barrels of oil at average prices of $1.47 per Mcf and $17.97 per barrel, respectively.

Equity in earnings totaled $3.1 million for the three months ended September 30, 1996 as compared with $4.1 million for the same period in 1995. Equity in earnings for the three months ended September 30, 1996 primarily included equity earnings of the Partnership and DeepFlex Partners of $2.8 million and $0.3 million, respectively, whereas equity in earnings for the three months ended September 30, 1995 included equity earnings of the Partnership and DeepFlex Partners of $2.0 million and $2.1 million, respectively. During the three months ended September 30, 1996, the Partnership had total revenue of $24.2 million as compared with total Partnership revenue of $12.3 million for the three months ended September 30, 1995. For the three months ended September 30, 1996, the total gas throughput, net to the Partnership, was 259 billion cubic feet ("Bcf") as compared with 213 Bcf for the three months ended September 30, 1995. In addition, the Partnership sold 4,166 MMcf of gas and 168,766 barrels of oil at average prices of $1.93 per Mcf and $22.25 per barrel, respectively, during the three months ended September 30, 1996. DeepFlex Partners recorded net income of $0.6 million and $4.2 million for the three months ended September 30, 1996 and 1995, respectively. Net income for the three months ended September 30, 1995 included a gain of $5.1 million related to the sale of the FPS Eddie Delahoussaye.

Oil and gas purchases for the three months ended September 30, 1996 totaled $22.9 million as compared with $2.3 million for the three months ended September 30, 1995. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the three months ended September 30, 1996, the Company purchased 7,739 MMcf of gas and 307,203 barrels of oil at average prices of $2.10 per Mcf and $21.51 per barrel, respectively. During the three months ended September 30, 1995, the Company purchased 500 MMcf of gas and 96,700 barrels of oil at average prices of $1.37 per Mcf and $16.15 per barrel, respectively.

Operating expenses for the three months ended September 30, 1995 totaled $0.2 million and included costs to operate the Company's multi-purpose service vessel. The Company terminated the related charter agreement effective October 1, 1995.

Losses of equity investees for the three months ended September 30, 1996 totaled $0.3 million as compared with $32,000 for the three months ended September 30, 1995 and related primarily to equity losses of Tatham Offshore. During the three months ended September 30, 1996, Tatham Offshore had total operating revenue of $4.5 million and nonoperating income of $0.2 million. During the three months ended September 30, 1996, Tatham Offshore sold 1,475 MMcf of gas and 60,640 barrels of oil at average prices of $2.15 per Mcf and $21.87 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $4.2 million and other expenses totaled $2.1 million for the three months ended September 30, 1996. During the three months ended September 30, 1995, Tatham Offshore had total operating revenue of $1.5 million and nonoperating income of $11.4 million which was primarily related to the sale of three properties to Flextrend Development. For the three months ended September 30, 1995, Tatham Offshore sold 236 MMcf of gas and 72,500 barrels of oil at average prices of $1.54 per Mcf and $16.02 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $8.3 million and other expenses totaled $2.1 million for the three months ended September 30, 1995.

General and administrative expenses for the three months ended September 30, 1996 totaled $0.5 million as compared with $1.6 million for the three months ended September 30, 1995. The decrease in general and administrative expenses was primarily attributable to decreases in salary and related expenses due to a reduction in personnel and the restructuring of certain compensation arrangements.

Operating income for the three months ended September 30, 1996 totaled $2.5 million as compared with operating income of $2.6 million for the three months ended September 30, 1995. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended September 30, 1996 totaled $3.1 million as compared with $5.0 million for the three months ended September 30, 1995. Interest and other income for the three months ended September 30, 1996 included interest income derived from (i) the Subordinated Notes of $1.8 million, (ii) the PIK Notes of $1.2 million and (iii) other affiliate debt and available cash of $0.1 million. Interest and other income for the three months ended September 30, 1995 included interest income derived from (i) the Subordinated Notes of $1.8 million, (ii) the PIK Notes of $2.5 million, (iii) interest earned on available cash of $0.1 million and (iv) other of $0.6 million.

Interest and other financing costs for the three months ended September 30, 1996 totaled $4.2 million as compared with $3.2 million for the three months ended September 30, 1995. Interest and other financing costs for the three months ended September 30, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Term Loan of $0.9 million, (iii) interest related to the Wilrig AS promissory notes of $0.3 million and (iv) interest related to other debt of $0.3 million. Interest and other financing costs for the three months ended September 30, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million and $0.5 million of interest expense related to other debt.

During the three months ended September 30, 1996, the Company recorded income tax expense of $0.5 million as compared with $1.5 million for the three months ended September 30, 1995.

After taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the three months ended September 30, 1996 totaled $0.6 million. For the three months ended September 30, 1995, the Company reported net income of $2.7 million after taking into account a $0.2 million loss resulting from minority interests in consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

DeepTech

Sources of cash. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries (principally the Subordinated Notes issued by Tatham Offshore) to pay its operating expenses, service its debt and satisfy its other obligations.

DeepTech has entered into management agreements with each of the Subsidiaries. The management fees charged to the Subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such Subsidiary for operational, financial, accounting and administrative services. Each of the management agreements has an initial term expiring on June 30, 1997, and may be terminated thereafter upon 90 days' notice by either party thereto. Historically, management fees payable by each Subsidiary during its development stage have been funded through advances by DeepTech to each such Subsidiary, thereby reducing cash available to DeepTech.

Effective July 1, 1996, DeepTech amended its management agreements with each Subsidiary and began charging Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing a management fee equal to 54%, 24%, 18% and 4%, respectively, of DeepTech's overhead expenses. Prior to July 1, 1996, DeepTech charged Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing 45.3%, 27.4%, 18.8% and 8.5%, respectively, of DeepTech's overhead expenses. For the three months ended September 30, 1996, Leviathan, Tatham Offshore and Offshore Marketing made their required cash payments to DeepTech for their management fees. Leviathan was reimbursed by the Partnership for management fees relating to the conduct and business of the Partnership. DeepFlex Services, which is currently charged 18% of DeepTech's general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

In addition to management fees, DeepTech receives, through dividends from Leviathan Holdings, an 85%-owned subsidiary of DeepTech, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and interest in certain subsidiaries of the Partnership. Commencing in the third calendar quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Preference Unit and Common Unit from $0.55 per Preference Unit and Common Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. For the quarter ending September 30, 1996, the Partnership increased the quarterly distribution to $0.75 per Unit. As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the three months ended September 30, 1996 was approximately $1.8 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

DeepTech currently holds Subordinated Notes issued by Tatham Offshore with an aggregate principal amount of $60.0 million. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears (an aggregate of approximately $7.1 million per year); provided, however, effective July 1, 1997, interest shall accrue at a rate of 13% per annum. For the three months ended September 30, 1996, interest income under the Subordinated Notes totaled $1.8 million. The principal amount of the Subordinated Notes is payable in seven equal annual installments commencing August 1, 1999.

In connection with the issuance of the Highwood Notes, DeepTech granted Highwood Partners warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share which warrants were subsequently assigned to Westgate.

On September 30, 1996, Westgate exercised these warrants resulting in $2.4 million of proceeds to DeepTech. DeepTech has agreed to register the shares of common stock acquired by Westgate pursuant to the warrant agreement. A registration statement will be filed shortly to register the common stock acquired by Westgate and, at such time, holders of certain of DeepTech's other common stock and warrants may exercise piggyback rights which will require the registration of such stock.

On September 30, 1996, RIGCO entered into the RIGCO Credit Facility for $65.0 million. Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker and to perform significant upgrades to the rig as well as to retire the Highwood Notes and the Term Loan. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes. The credit facility (i) is secured by the FPS Laffit Pincay and the FPS Bill Shoemaker, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) matures September 30, 1998 and (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning December 31, 1996. RIGCO incurred and capitalized debt issue costs related to the RIGCO Credit Facility of $3.9 million which will be amortized over the two-year life of the credit facility. In connection with providing the RIGCO Credit Facility, syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will continue until Flextrend Development completes the drilling of its Garden Banks Block 117 #2 well. During the three months ended September 30, 1996, DeepFlex Partners provided services totaling $1.8 million under this agreement. Net proceeds from the contract drilling services through September 30, 1996 were used to pay interest and principal to DeepFlex Services on the PIK Notes. The RIGCO Credit Facility does not permit payments on the PIK Notes until the credit facility has been repaid.

Uses of Cash. Management expects that the Company's expenditures through September 30, 1997 will include (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled interest payments on the RIGCO Credit Facility of $1.8 million per quarter or $7.3 million on an annual basis and scheduled principal payments equal to excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter, (iii) scheduled interest payments on the Wilrig Promissory Notes of $275,000 per quarter, or $1.1 million on an annual basis, (iv) scheduled payments of interest on affiliate indebtedness of $249,000 per quarter and principal of $6.6 million due in January 1997 and (v) amounts necessary to pay general and administrative and other operational expenses.

In addition, the Company anticipates that its capital expenditures for the year ending September 30, 1997 will include additional investments in its contract drilling services business, consisting of capital expenditures necessary to perform an extensive upgrade, repair and refurbishment program on the FPS Bill Shoemaker to enable it to perform contract drilling services, and may include amounts necessary to exercise DeepFlex Services' 5,329,043 Tatham Offshore warrants to acquire shares of Tatham Offshore convertible exchangeable preferred stock. As of October 31, 1996, the Company has incurred $5.0 million related to the upgrade, repair and refurbishment program on the FPS Bill Shoemaker. The Company anticipates that the remaining capital requirements necessary to complete the upgrades on the FPS Bill Shoemaker will be funded with proceeds from the RIGCO Credit Facility. The Company has not yet determined when, or if, it will exercise its 5,329,043 Tatham Offshore warrants. Any Tatham Offshore warrants remaining unexercised on January 1, 1997 will be automatically converted into shares of Mandatory Redeemable Preferred Stock of Tatham Offshore. See "-- Tatham Offshore."

Liquidity Outlook. DeepTech intends to satisfy its capital requirements and other working capital needs primarily from cash on hand and cash provided from management fees, dividends funded by distributions from the Partnership, interest on the Subordinated Notes and funds provided from the RIGCO Credit Facility. As of September 30, 1996, the Company had $38.2 million of funds available, including $32.3 million currently restricted for capital expenditures related to the FPS Bill Shoemaker. DeepTech is and expects to continue to be dependent upon payments from the Subsidiaries to service its debt, pay its operating expenses and satisfy its other obligations. In addition, DeepTech will seek to refinance all or a portion of the $6.6 million of affiliate indebtedness which is due in January 1997.

Based on current projections which assume (i) that approximately $6.6 million of affiliate indebtedness that is due in January 1997 is refinanced and (ii) the Company receives interest payments on the Subordinated Notes when due, DeepTech believes that it will have sufficient funds to meet its anticipated capital needs including scheduled payments on indebtedness through at least June 30, 1997 and to complete the make ready expenditures on the FPS Bill Shoemaker.

DeepTech anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in late 1997 and beyond. These obligations include the repayment by DeepFlex Services of its $11.0 million note to Wilrig AS which is due in November 1997, the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due is September 1998 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through (i) the issuance of additional debt or debt refinancing at the DeepTech or subsidiary level, (ii) the sale of equity securities at the subsidiary level, (iii) a repayment of amounts due DeepTech from Tatham Offshore and/or DeepFlex Services and/or (iv) the exercise of outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that the Company will be able to raise capital on terms it deems acceptable on a timely basis. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

LEVIATHAN/THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the nine months ended September 30, 1996 totaled $30.6 million. At September 30, 1996, the Partnership had cash and cash equivalents of $9.2 million.

Cash from continuing operations is derived from (i) payments for transporting gas through the 100% owned pipelines, (ii) cash distributions from the Partnership's equity investees which include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS"), Viosca Knoll Gathering System ("Viosca Knoll"), Poseidon Oil Pipeline Company, L.L.C. ("POPCO") and West Cameron Dehydration Company ("West Cameron Dehy"), (iii) platform access and processing fees and (iv) the sale of oil and gas attributable to the Partnership's interest in certain producing wells.

Stingray, HIOS, UTOS and Viosca Knoll are partnerships and POPCO and West Cameron Dehy are limited liability companies in which the Partnership owns an interest. The Partnership's cash flows from operations will be affected by the ability of such entities to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray and POPCO is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of September 30, 1996, interest accrued at the rate of approximately 6.4% per annum and is payable quarterly. As of September 30, 1996, Stingray had $24.65 million outstanding under its term loan agreement.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of the second phase of the Poseidon Oil Pipeline and for other working capital needs of POPCO. As of September 30, 1996, POPCO had $77.5 million outstanding under the POPCO Credit Facility bearing interest at 6.7% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

Flextrend Development has initiated production from the each of its oil and gas properties. The Viosca Knoll Block 817 project is currently producing a total of approximately 100 MMcf of gas per day. Flextrend Development owns a 75% working interest in this property, subject to certain reversionary rights. The Garden Banks Block 72 lease, which began producing in May 1996, is currently producing an average of 4,100 barrels of oil and 14.5 MMcf of gas per day. The

Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of approximately 2,100 barrels of oil, 3.5 MMcf of gas and 3,100 barrels of water per day. Flextrend Development owns a 50% working interest in each of these properties, subject to certain reversionary rights.

Tatham Offshore was obligated to make demand charge payments to the Partnership pursuant to certain transportation agreements. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have adversely affected Tatham Offshore's ability to pay demand charges under these agreements. Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under certain transportation agreements, a total of $17.8 million. Under these agreements, the Partnership was entitled to receive demand charges of $8.1 million in 1996, $6.0 million in 1997, $3.0 million in 1998 and $0.7 million in 1999. In exchange, the Partnership received 7,500 shares of Tatham Offshore Senior Preferred Stock. Each share of the Senior Preferred Stock has a liquidation preference of $1,000 per share, is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, payable quarterly. Commencing on October 1, 1998 and for a period of 90 days thereafter, the Partnership has the option to exchange the remaining liquidation preference amount and accrued but unpaid dividends for shares of Tatham Offshore's Convertible Exchangeable Preferred Stock with an equivalent market value. Further, the Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. The Convertible Exchangeable Preferred Stock is convertible into Tatham Offshore common stock based on a fraction, the numerator of which is the liquidation preference value plus all accrued but unpaid dividends and the denominator of which is $0.653 per share. In addition, the sum of $7.5 million was added to the Payout Amount under the purchase and sale agreement between Flextrend Development and Tatham Offshore. By adding $7.5 million to the Payout Amount, the Partnership is entitled to an additional $7.5 million plus interest at the rate of 15% per annum from revenue attributable to the Assigned Properties prior to reconveying any interest in the Assigned Properties to Tatham Offshore. Tatham Offshore waived its remaining option to prepay the then-existing Payout Amount and receive a reassignment of its working interest. Tatham Offshore and the Partnership also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. Tatham Offshore also agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, Tatham Offshore granted the Partnership a right of first refusal relative to a sale of the platform.
Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. For the year ending December 31, 1996, Tatham Offshore is obligated to pay $1.6 million in platform access fees.

The Partnership Credit Facility, as amended and restated on March 26, 1996, is a revolving and term credit facility providing for up to $220.0 million of available credit in the form of a $145.0 million revolving credit facility and $75.0 million term loan facility. Proceeds from the revolving credit facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying the Minimum Quarterly Distribution, as defined in the Partnership Agreement. The revolving credit facility can also be utilized to issue letters of credit as may be required from time to time. As of September 30, 1996, borrowings totaled $75.0 million under the term facility and $138.0 million under the revolving credit facility. As of November 12, 1996, borrowings totaled $75.0 million under the term facility and $141.5 million under the revolving credit facility. There are no letters of credit currently outstanding under the revolving credit facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, (ii) expenditures for the maintenance of the pipelines and related infrastructure and the construction of additional pipelines and related facilities for the transportation and processing of gas and oil in the Gulf, including the second phase of the Poseidon Oil Pipeline,
(iii) management fees and other operating expenses and (iv) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the continued development of the Garden Banks Block 72 and Garden Banks Block 117 leases.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution of $0.55 per Unit per quarter ($2.20 per Unit on an annualized basis). Commencing in the third quarter of 1993, the Partnership increased the quarterly distribution to $0.60 per Unit. Beginning with the quarter ending March 31, 1996, the Partnership increased the quarterly distribution to $0.65 per Unit. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. For the quarter ending September 30, 1996, the Partnership increased the quarterly distribution to $0.75 per Unit. This distribution will be paid on November 14, 1996 to Unitholders of record as of October 31, 1996. At the current distribution rate of $0.75 per Unit, the Partnership anticipates making quarterly Partnership distributions of $9.5 million in respect of the Preference Units, Common Units and general partner interest ($38.1 million on an annual basis). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.75 per Preference Unit for the foreseeable future.

In February 1996, Poseidon Pipeline Company, L.L.C. ("Poseidon LLC"), a subsidiary of the Partnership, and Texaco Trading and Transportation Inc. ("Texaco Trading") formed POPCO to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of the first phase of the Poseidon Oil Pipeline. In July 1996, Marathon Oil Company ("Marathon") joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest. The Partnership anticipates that POPCO's future capital requirements, including amounts necessary to complete the second phase of the system, will be funded by borrowings under the POPCO Credit Facility.

On July 8, 1996, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") announced plans to build and operate an interstate natural gas pipeline system and a connecting gathering system to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Manta Ray System currently owned by the Partnership, is approximately $270.0 million. The new jurisdictional interstate pipeline segment of the project, to be named "Nautilus", will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant. Upstream of the Ship Shoal 207 terminal, the Manta Ray System will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Marathon and Shell have significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and would provide the majority of the capital funding for the new construction. The Partnership would provide some funding along with the contribution of the Manta Ray System. The consummation of this joint venture is subject to the negotiation and execution of definitive documents.

The Partnership anticipates that capital expenditures in connection with the maintenance and enhancement of the service capabilities of the Ewing Bank and Green Canyon systems will aggregate approximately $0.5 million per year although the actual level of these capital expenditures may change from time to time for many reasons, some of which may be beyond the control of the Partnership. Total capital expenditures and equity investments for 1995 were $173.6 million. The Partnership anticipates that its total capital expenditures for 1996 will relate to continuing construction and drilling activities. The Partnership anticipates funding such costs primarily with available cash flow and borrowings under the Partnership Credit Facility. Capital expenditures of POPCO are anticipated to be funded by borrowings under the POPCO Credit Facility.

Interest and other financing costs, net of capitalized interest, related to the Partnership's credit facilities totaled $2.0 million for the nine months ended September 30, 1996. Such amount included commitment fees and amortization of debt issue costs of $0.5 million. During the nine months ended September 30, 1996, the Partnership capitalized $11.2 million of interest costs in connection with construction projects and drilling activities in progress during the period.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand, cash generated from continuing operations and proceeds from the exercise of outstanding warrants. At September 30, 1996, Tatham Offshore had $11.9 million of cash and cash equivalents.

Cash from continuing operations is derived primarily from production from Tatham Offshore's Viosca Knoll Block 817 project which is currently producing a total of approximately 100 MMcf per day. Tatham Offshore currently owns a 25% working interest in the Viosca Knoll Block 817 project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

Tatham Offshore also has producing wells at Ewing Bank 914 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. The Ewing Bank 914 #2 well is currently producing at a rate of approximately 725 barrels of oil, 1.9 MMcf of gas and 2,050 barrels of water per day.

As a result of a rights offering in February 1996, Tatham Offshore received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $.50 per warrant. As of October 1, 1996, a total of 18,791,409 Warrants had been exercised to purchase an equivalent number of shares of Series A and B Preferred Stock at $1.00 per share which generated an additional $18.8 million in proceeds to Tatham Offshore.

As of October 1, 1996, there were 6,329,539 Warrants outstanding. Each of the remaining Warrants may be exercised to purchase one share of Series C Preferred Stock, which has a liquidation preference of $.50 per share, at any time prior to 5:00 p.m. New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by Tatham Offshore under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of Tatham Offshore. Through October 31, 1996, a total of 320,864 shares of Series A Preferred Stock had been converted into 737,986 shares of Tatham Offshore common stock.

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests including its obligations under the Drilling Arrangement discussed below, (iv) platform access fees and processing and commodity charges payable to the Partnership and (v) payments due under the management agreement with DeepTech.

As of September 30, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issueable, all of which were held by DeepTech. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the three months ended September 30, 1996, Tatham Offshore paid DeepTech $1.8 million in interest on the Subordinated Notes.

During the year ended June 30, 1996, Tatham Offshore began incurring abandonment costs related to its West Cameron 436 property, in which it owns a 47% working interest. The West Cameron 436 property ceased production in 1994. The total estimated abandonment obligation, net to Tatham Offshore's working interest, of $1.2 million was fully accrued as of June 30, 1995. Through September 30, 1996, Tatham Offshore has incurred $0.9 million of the estimated abandonment costs.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Also, Tatham Offshore is obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Phar Lap property.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the three months ended September 30, 1996, Tatham Offshore was charged $0.7 million in management fees pursuant to this agreement.

Liquidity Outlook. During the year ended June 30, 1995 and the first six months of fiscal 1996, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Bank Block 117 properties (the "Assigned Properties") to Flextrend Development for $30 million, (ii) raised additional equity through the sale of Warrants and Series A and B Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the levels of services required under its management agreement with DeepTech.

Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Phar Lap property is currently producing approximately 100 MMcf per day. In addition to four producing wells on Garden Banks Block 72 (Spectacular Bid), which are currently producing approximately 4,100 barrels of oil and 14.5 MMcf of gas per day, an additional well is currently being drilled. The Garden Banks Block 117 (Spend A Buck) property is currently producing approximately 2,100 barrels of oil, 3.5 MMcf of gas and 3,100 barrels of water per day from one well. Flextrend Development is currently drilling a second well at Garden Banks Block 117.

Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. As of September 30, 1996, the Payout Amount was $90.4 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $70.8 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $10.1 million reduced by (b) net revenue of $30.1 million. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interest in either the Phar Lap property or the Spectacular Bid/Spend A Buck properties or (ii) to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 25% in the case of option (i) or 50% in the case of option (ii) of the then-existing
Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

In September 1996, Tatham Offshore entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). The Drilling Arrangement includes the use of either the semisubmersible drilling rig, the FPS Bill Shoemaker, or a substitute rig capable of drilling in up to 1,500 feet of water. The Drilling Arrangement will become effective upon the mobilization of a rig to Tatham Offshore's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of Tatham Offshore's initial drilling operation and the mobilization of the rig to another location. Tatham Offshore may, at its option, extend the initial contract term through
(i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, Tatham Offshore is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that Tatham Offshore exercises it option to extend the Drilling Arrangement, Tatham Offshore and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, Tatham Offshore has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, Tatham Offshore will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and is operated by Sedco Forex under a charter agreement. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, Tatham Offshore has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

Tatham Offshore currently intends to fund its operations with cash on hand and cash from continuing operations through at least June 30, 1997. Although the restructuring of Tatham Offshore's existing demand charge obligations with the Partnership, the reduction of its overhead and the initiation of production from the Viosca Knoll Block 817 field have significantly reduced Tatham Offshore's cash flow deficit, Tatham Offshore does not anticipate generating positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow Tatham Offshore to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of all or a portion of the Assigned Properties which Tatham Offshore anticipates will occur no sooner than the end of fiscal 1998 or (iii) the initial production from Tatham Offshore's Sunday Silence field. In order to initiate production from the Sunday Silence field, Tatham Offshore will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that Tatham Offshore will be able to obtain additional financing on terms that are acceptable to Tatham Offshore.

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

The ability of Tatham Offshore to satisfy its capital needs beyond those funded with the proceeds from the sale of the equity securities offered pursuant to the rights offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although Tatham Offshore has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, Tatham Offshore has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. For federal leases acquired prior to November 20, 1995, an applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Proposed interim regulations regarding application procedures were published by the Minerals Management Service ("MMS") in May 1996. Tatham Offshore submitted an application under the published interim regulation in October 1996 and such application is currently being considered. Under federal law, the MMS has up to 180 days to respond to such application. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. Tatham Offshore believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that Tatham Offshore will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

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

Item 5.                   Other Information

                 None.

Item 6.                   Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          None.

                 (b)      Reports on Form 8-K

                          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DEEPTECH INTERNATIONAL INC.




Date:  November 12, 1996              /s/ JANET E. SIKES
                                      ------------------------------------
                                      Janet E. Sikes
                                      Treasurer and Secretary
                                      (Principal Accounting Officer)





Date:  November 12, 1996              /s/ DENNIS A. KUNETKA
                                      ------------------------------------
                                      Dennis A. Kunetka
                                      Senior Vice President - Corporate Finance

                                EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

   27                 Financial Data Schedule