Form 10-Q
period 1996-12-31
DEEPTECH INTERNATIONAL INC
filed 1997-02-14
CIK 890647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM____TO____

                          COMMISSION FILE NO. 0-23934

                          DEEPTECH INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                76-0289338
     (STATE OR OTHER JURISDICTION)               (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                               600 TRAVIS STREET
                                   SUITE 7500
                             HOUSTON, TEXAS  77002
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 224-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                               -----     -----

     AS OF FEBRUARY 13, 1997, THERE WERE OUTSTANDING 18,598,311 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of December 31, 1996 (unaudited) and June 30, 1996  . . . . . . . . . . . . .   3
    Unaudited Consolidated Statement of Operations for the Three and Six Months
      Ended December 31, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
    Unaudited Consolidated Statement of Cash Flows for the Six Months
      Ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    Consolidated Statement of Stockholders' Equity for the Six Months
      Ended December 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                             December 31,         June 30,
                                                                                 1996               1996
                                                                           ---------------      ------------
                                                                             (unaudited)
                      ASSETS
                      ------
   Current assets:
     Cash and cash equivalents                                               $      6,236       $   10,102
     Restricted cash                                                               12,054               --
     Stock subscriptions receivable                                                 1,405               --
     Accounts receivable                                                           13,769            7,014
     Accounts receivable from affiliates                                            1,280              155
     Notes receivable from affiliates                                               2,134            2,134
     Other current assets                                                              26               28
                                                                             ------------       ----------
          Total current assets                                                     36,904           19,433
                                                                             ------------       ----------

   Property and equipment                                                          91,676           26,572
   Less:  Accumulated depreciation and amortization                                 1,181              705
                                                                             ------------       ----------
          Property and equipment, net                                              90,495           25,867
                                                                             ------------       ----------
   Equity investments                                                               5,596            4,586
   Receivables from affiliates                                                     60,000          100,490
   Deferred income taxes                                                            1,485            2,451
   Debt issue costs, net and other                                                  6,034            3,606
                                                                             ------------       ----------
          Total assets                                                       $    200,514       $  156,433
                                                                             ============       ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
          ----------------------------------------
   Current liabilities:
     Accounts payable                                                        $      1,725       $    7,347
     Accounts payable to affiliates                                                12,478            6,782
     Notes payable                                                                  3,930           23,327
     Notes payable to affiliates                                                      640            6,640
     Interest payable                                                                 485              546
     Accrued liabilities                                                              445            1,233
                                                                             ------------       ----------
          Total current liabilities                                                19,703           45,875
   Long-term debt                                                                 158,545           97,534
   Accumulated losses of equity investee in excess of investment                       --              196
   Other noncurrent liabilities                                                       385              360
                                                                             ------------       ----------
          Total liabilities                                                       178,633          143,965
                                                                             ------------       ----------

   Minority interests in consolidated subsidiaries                                    441              186
                                                                             ------------       ----------

   Commitments and contingencies (Note 7)

   Stockholders' equity :
     Preferred stock, $.01 par, 10,000,000 shares authorized                           --               --
     Common stock, $.01 par, 100,000,000 shares authorized
          as of December 31, 1996 and June 30, 1996, 18,598,311
          and 17,016,510 shares issued and outstanding as of
          December 31, 1996 and  June 30, 1996, respectively                          186              171
   Additional paid-in capital                                                      25,089           17,579
   Accumulated deficit                                                             (3,835)          (5,468)
                                                                             ------------       ----------
                                                                                   21,440           12,282
                                                                             ------------       ----------
          Total liabilities and stockholders' equity                         $    200,514       $  156,433
                                                                             ============       ==========





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Three months ended                   Six months ended
                                                      December 31,                        December 31,
                                             -----------------------------       ------------------------------
                                                 1996             1995               1996             1995
Revenue:
  Oil and gas sales                          $     32,530     $      6,310       $     55,630     $      8,773
  Drilling services                                 4,588               --              4,588               --
  Equity in earnings                                2,773            1,613              5,557            5,719
  Other                                                27              302                 32              470
                                             ------------     ------------       ------------     ------------
                                                   39,918            8,225             65,807           14,962
                                             ------------     ------------       ------------     ------------

Costs and expenses:
  Oil and gas purchases                            32,069            6,027             54,934            8,283
  Operating expenses                                2,521              312              2,521              477
  Losses of equity investees                          277            1,336                164            1,368
  Depreciation and amortization                       439               60                476              129
  General and administrative expenses                 628            1,002              1,114            2,598
                                             ------------     ------------       ------------     ------------
                                                   35,934            8,737             59,209           12,855
                                             ------------     ------------       ------------     ------------

Operating income (loss)                             3,984             (512)             6,598            2,107
Gain on sale of asset                                  --              186                 --              748
Interest and other income                           2,078            3,196              5,063            7,641
Interest and other financing costs                 (4,052)          (2,497)            (8,225)          (5,725)
                                             ------------     ------------       ------------     ------------
Income before minority interests and
  income taxes                                      2,010              373              3,436            4,771
Minority interests in consolidated
  subsidiaries                                       (300)            (159)              (625)            (311)
                                             ------------     ------------       ------------     ------------
Income before income taxes                          1,710              214              2,811            4,460
Income tax expense                                    720              137              1,178            1,642
                                             ------------     ------------       ------------     ------------

Net income                                   $        990     $         77       $      1,633     $      2,818
                                             ============     ============       ============     ============

Net income per share                         $       0.05     $       0.00       $       0.08     $       0.17
                                             ============     ============       ============     ============





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                       Six months ended
                                                                                         December 31,
                                                                                 -----------------------------
                                                                                       1996             1995
Cash flows from operating activities:
Net income                                                                       $      1,633     $     $2,818
Adjustments to reconcile net income to net cash used in
  operating activities:
    Minority interests in consolidated subsidiaries                                       625              311
    Depreciation and amortization                                                         476              129
    Amortization of debt issue costs                                                    1,578              442
    Equity in earnings                                                                 (5,557)          (5,719)
    Losses of equity investees                                                            164            1,368
    Distributions from equity investments                                               5,207            4,074
    Gain on sale of assets                                                                --              (748)
    Deferred income taxes and other                                                     1,538            3,909
    Changes in operating working capital:
      Increase in stock subscriptions receivable                                       (1,405)             --
      Increase in accounts receivable                                                  (6,700)          (2,299)
      Increase in accounts receivable from affiliates                                  (1,224)          (2,489)
      Decrease (increase) in other current assets                                           2             (335)
      Decrease in accounts payable and accrued liabilities                             (6,410)          (5,654)
      Increase in accounts payable to affiliates                                        5,795            2,870
      Decrease in interest payable                                                        (61)            (361)
      Increase in interest payable to affiliates                                          ---              256
                                                                                 ------------     ------------
         Net cash used in operating activities                                         (4,339)          (1,428)
                                                                                 ------------     ------------

Cash flows from investing activities:
  Repayment of advances to affiliates                                                   1,751           17,799
  Advances to affiliates                                                               (1,317)         (22,363)
  Additions to property and equipment                                                 (25,313)             ---
  Investment in equity investee                                                        (1,017)            (500)
  Other                                                                                   (15)              64
                                                                                 ------------     ------------
         Net cash used in investing activities                                        (25,911)          (5,000)
                                                                                 ------------     ------------

Cash flows from financing activities:
  Restricted cash                                                                     (12,054)            --
  Proceeds from notes payable                                                          65,992            6,750
  Repayments of notes payable                                                         (30,500)          (2,927)
  Repayment of note payable to affiliate                                                  --              (150)
  Debt issue costs                                                                     (3,634)              --
  Proceeds from issuance of common stock                                                7,185               --
  Dividends on subsidiary common stock                                                   (605)            (218)
                                                                                 ------------     ------------
      Net cash provided by financing activities                                        26,384            3,455
                                                                                 ------------     ------------

Net decrease in cash and cash equivalents                                              (3,866)          (2,973)
Cash and cash equivalents at beginning of year                                         10,102            6,787
                                                                                 ------------     ------------

Cash and cash equivalents at end of period                                       $      6,236     $      3,814
                                                                                 ============     ============

Cash paid for interest, net of amounts capitalized                               $      6,708     $      5,389
Cash paid for income taxes                                                       $      1,000     $      1,700





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                        Common Stock          Additional
                                                   Number of         Par      paid - in     Accumulated
                                                    shares          value      capital        deficit       Total
                                                 ----------      --------     ----------   ------------     -----
Balance, June 30, 1996                               17,017      $    171      $ 17,579    $   (5,468)    $  12,282

Issuance of common stock (unaudited)                  1,581            15         7,510           --          7,525

Net income for the six months
  ended December 31, 1996 (unaudited)                   --            --            --          1,633         1,633
                                                  ---------      --------      --------    ----------     ---------
Balance, December 31, 1996
  (unaudited)                                        18,598      $    186      $ 25,089    $   (3,835)    $  21,440
                                                  =========      ========      ========    ==========     =========





    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION:

DeepTech International Inc. ("DeepTech") is a diversified energy company engaged, through its operating subsidiaries, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada. DeepTech's activities are concentrated primarily in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths greater than 1,500 feet) areas of the Gulf.

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership commenced operations in February 1993. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries. Leviathan owned an effective 27.3% interest in the Partnership as of December 31, 1996 and June 30, 1996 giving DeepTech an effective 23.2% interest therein.

Exploration, Development and Production

Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 37%-owned subsidiary of DeepTech, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf and offshore eastern Canada. Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of the Partnership, acquired Tatham Offshore's working interests, subject to certain reversionary rights, in three oil and gas properties on June 30, 1995 and is currently engaged in the development and production of the oil and gas reserves underlying these properties.

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

Earnings per share

Earnings per share is computed by dividing common equity in net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the three months ended December 31, 1996 and 1995 was 20,584,667 shares and 16,331,621 shares, respectively. The weighted average number of common shares outstanding for the six months ended December 31, 1996 and 1995 was 20,447,734 shares and 16,114,918 shares, respectively.

Other

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation" effective July 1, 1996. SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans. The adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations. The Company issued 150,000 options during the six months ended December 31, 1996 pursuant to DeepTech's Non-Employee Director Stock Option Plan.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)





NOTE 3 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                           SUMMARIZED BALANCE SHEET
                                (In thousands)

                        Leviathan Gas                                        DeepFlex Production
                   Pipeline Partners, L.P.       Tatham Offshore, Inc.         Partners, L.P.
                  ------------------------      -----------------------    -----------------------
                  December 31,    June 30,      December 31,   June 30,     December 31,  June 30,
                      1996          1996            1996         1996           1996        1996
Current assets     $   37,692    $  25,867      $   16,096     $ 20,636    $     174      $   659
Noncurrent assets     415,834      399,373          76,226       76,494        2,645       42,403 (a)
Current liabilities    21,273       35,961           5,230        9,489          170           57
Long-term debt        227,000      182,412          60,000       60,000           --       40,490 (a)
Other noncurrent
  liabilities          13,125       15,242           8,943        8,779           --           --

_____________________

(a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all PIK Notes then outstanding of $40.1 million. Accordingly, at December 31, 1996, the FPS Laffit Pincay is included in property and equipment on the Company's consolidated balance sheet.




                   SUMMARIZED HISTORICAL OPERATING RESULTS
                                (In thousands)




                                                                                                For the Six Months
                                 For the Six Months Ended December 31, 1996                   Ended December 31, 1995
                            ---------------------------------------------------    -----------------------------------------------
                                          DeepFlex                      Tatham                    DeepFlex                 Tatham
                            Partnership  Partners (c)  Other  Total    Offshore    Partnership    Partners     Total      Offshore
Operating revenue            $53,309        $4,448                     $10,302       $22,717       $   --                $   5,209
Other income                     977           185                         246           323        5,057                   11,362
Operating expenses           (10,462)       (2,800)                     (6,296)       (5,505)         (86)                 (12,966)
Depreciation                 (20,505)         (504)                     (2,140)       (4,388)          --                     (379)
Other expenses                (4,700)       (1,195)                     (4,238)         (265)        (755)                  (4,049)
                             -------       -------                      ------       -------       ------                ---------
Net earnings (loss)           18,619           134                      (2,126)       12,882        4,216                     (823)
Preferred stock dividends         --            --                      (1,974)           --           --                       --
                             -------       -------                      ------       -------       ------                ---------
Net earnings (loss) available
   to common shareholders     18,619           134                      (4,100)       12,882        4,216                     (823)
Effective ownership percent    27.3%           50%                      37.34%         27.3%          50%                      40%
                             -------       -------                      ------       -------       ------                ---------
                               5,083            67                      (1,531)        3,517        2,108                     (329)
Intercompany profit (a)           --            --                         367            --           --                   (1,039)
Preferred stock dividends (b)     --            --                         420            --           --                       --
Other equity investees            --            --                        (105)
Other                            352            --       55                685(d)         94           --                       --
                             -------       -------     ----   ------    ------       -------       ------    ----------  ---------
Equity in earnings (losses)   $5,435       $    67     $ 55   $5,557    $ (164)      $ 3,611       $2,108    $    5,719  $  (1,368)
                              ======       =======     ====   ======    ======       =======       ======    ==========  =========
Distributions from
   equity investments         $5,207       $   --      $ --   $5,207    $  --        $ 4,074       $  --     $    4,074  $     --
                              ======       =======     ====   ======    ======       =======       ======    ==========  =========

_________________________________________

(a) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to Flextrend Development in June 1995, both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.
(b) The Company's share of Tatham Offshore's Series A cumulative preferred stock dividends.
(c) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners. Accordingly, activity related to the operations of the FPS Laffit Pincay for the period from October 1, 1996 through December 31, 1996 is included in the Company's consolidated statement of operations.
(d) Includes the effect of a change during the period in the ownership percentage of Tatham Offshore's common equity.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)





The Partnership and its subsidiaries distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units.

NOTE 4 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                                  December 31, 1996          June 30, 1996
                                                               ----------------------    ----------------------
                                                               Current     Long-term     Current      Long-term
                                                                               (in thousands)
Notes payable:
  Highwood Notes                                                $    --    $      --    $   17,258   $     --
  Term Loan                                                          --           --         6,069       5,931
  RIGCO Credit Facility                                            2,280       62,470          --          --
  Senior Notes                                                       --        80,725          --       80,603
  Wilrig AS promissory notes (see Note 8)                          1,650        9,350          --       11,000

Notes payable to affiliates:
    Subordinated Promissory Notes, bearing interest at
    15% per annum, payable quarterly, principal due
    January 15, 1997 (see Note 8)                                    640        6,000        6,640         --

Highwood Notes

In December 1995 and June 1996, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $17.3 million for the purchase of 100% interest in the FPS Bill Shoemaker. In July 1996, the Company borrowed an additional $1.0 million for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18.3 million. The Company retired the Highwood Notes in connection with obtaining the RIGCO Credit Facility discussed below. The Company capitalized interest related to the Highwood Notes of $0.6 million for the six months ended December 31, 1996.

Term Loan

In February 1996, DeepFlex entered into a term loan agreement to borrow $12.0 million (the "Term Loan") from a syndicate of commercial lenders. The Company retired the Term Loan in connection with obtaining the RIGCO Credit Facility discussed below. For the six months ended December 31, 1996, interest expense related to the Term Loan totaled $0.4 million and debt issue costs amortized in connection with the repayment of the Term Loan totaled $0.5 million.

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65.0 million senior secured credit facility with a syndicate of lenders (the "RIGCO Credit Facility"). Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker as well as to retire the Highwood Notes and the Term Loan. A total of $30.9 million of the proceeds are to be used to fund significant upgrades to the FPS Bill Shoemaker, the remaining balance of which is currently maintained in a construction fund collateral account, shown as restricted cash on the accompanying consolidated balance sheet. The remaining proceeds of $1.4 million are available for RIGCO's general corporate purposes. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes. The credit facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including the two semisubmersible drilling rigs and (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996. Debt issue costs related to the RIGCO Credit Facility of $3.9 million were capitalized and are being amortized over the two-year life of the credit facility. Interest and amortization of debt issue costs related to the RIGCO Credit Facility totaled $0.8 million for the six months ended December 31, 1996. In addition, the Company capitalized interest related to the RIGCO Credit Facility of $1.6 million during the six months ended

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)



December 31, 1996. In connection with providing the RIGCO Credit Facility, lending syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity.

Senior Notes

In 1994, DeepTech completed a public offering of $82.0 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $5.4 million for the six months ended December 31, 1996.

Wilrig AS promissory notes

In November 1994, the Company issued to Wilrig AS (i) promissory notes in the aggregate principal amount of $11.0 million due December 1997 and (ii) warrants which grant Wilrig the right to exchange the principal and interest outstanding under the promissory notes for common stock of DeepTech at the rate of $10.00 per share up to a maximum of 1,100,000 shares. Interest expense related to this debt is payable quarterly at 10% per annum and totaled $0.6 million for the six months ended December 31, 1996. See Note 8.

NOTE 5 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants to noteholders, employees, directors and financial institutions. On September 30, 1996, Westgate International, L.P. ("Westgate") exercised warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share. Highwood Partners acquired these warrants in December 1995 in connection with DeepTech's financing of the acquisition of the FPS Bill Shoemaker and subsequently assigned such warrants to Westgate. DeepTech has agreed to register the shares of common stock acquired by Westgate pursuant to the warrant agreement. A registration statement will be filed shortly to register the common stock acquired by Westgate and certain other common stock. In December 1996, the Company extended an offer to certain of its warrantholders whereby the exercise period for certain vested warrants could be extended for one, two or three years in consideration for the immediate exercise of 25%, 37.5% or 50%, respectively, of the warrants so designated by each warrantholder. As a result of this offer, on December 31, 1996, DeepTech issued 1,080,701 shares of common stock pursuant to the exercise of warrants at prices ranging from $4.00 to $4.50 per share and extended the exercise period on 1,894,446 warrants. In addition, during the six months ended December 31, 1996, DeepTech issued 28,127 shares of common stock pursuant to the exercise of other outstanding warrants and options. At December 31, 1996, DeepTech had outstanding warrants and options to acquire 9,647,284 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS:

DeepTech has entered into management agreements with certain of its affiliates, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement. Effective July 1, 1996, the management agreements with Leviathan and Tatham Offshore were amended to provide for an annual management fee of 54% and 24%, respectively, of DeepTech's overhead expenses. During the six months ended December 31, 1996, the Partnership and Tatham Offshore were charged $3.5 million and $1.6 million, respectively, under their respective agreements.

During the six months ended December 31, 1996, Leviathan Holdings paid dividends of $4.0 million to its common stockholders, which included DeepTech as a result of its 85% ownership interest in Leviathan Holdings.

As of December 31, 1996, DeepTech holds an aggregate principal amount of $60.0 million of Tatham Offshore subordinated convertible promissory notes (the "Subordinated Notes"). Interest income related to these notes totaled $3.5 million for the six months ended December 31, 1996.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)





Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117), subject to conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of December 31, 1996, the Payout Amount was $49.6 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $84.6 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $13.1 million reduced by (b) the sum of (i) net revenue of $44.5 million and (ii) forgiveness of $43.2 million of the Payout Amount.

During the six months ended December 31, 1996, substantially all of Offshore Marketing's oil and gas purchases were derived from purchases from Tatham Offshore and the Partnership.

In December 1996, DeepFlex exercised 1,016,957 Tatham Offshore warrants to acquire shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock at $1.00 per share. The remaining 4,312,086 Tatham Offshore warrants held by DeepFlex were automatically converted into 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred Stock on January 1, 1997.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will extend until Flextrend Development concludes the drilling and completion of the Garden Banks Block 117 #2 well. During the six months ended December 31, 1996, DeepFlex Partners and RIGCO reported operating revenue totaling $4.4 million and $4.6 million, respectively, related to these services. Net proceeds from the contract drilling services paid to DeepFlex Partners were used to pay interest and principal to DeepFlex on the PIK Notes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Certain of DeepTech's affiliated companies will need substantial additional capital in order to implement their business strategies and to meet their debt service requirements and other long-term obligations. There can be no assurances, however, that DeepTech or these subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, the Company's debt agreements contain covenants that among other things, require the Company to meet certain collateral coverage tests and restrict the ability of the Company to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

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

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (unaudited)



individually or in the aggregate, will not have a material adverse effect on the consolidated financial position or operations of the Company.

NOTE 8 - SUBSEQUENT EVENTS:

On January 15, 1997, the Company issued $6.0 million of renewal subordinated promissory notes (the "Renewal Notes") to Mr. Tatham and paid $640,000 to other affiliates in settlement of $6,640,000 of Subordinated Promissory Notes which matured on that date. On January 23, 1997, DeepTech paid $1,650,000 principal amount of the Wilrig Notes and issued $15,350,000 aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") to an investment banking firm in exchange for $9.35 million principal amount of the Wilrig Notes, 1,100,000 warrants to purchase common stock of DeepTech at $10.00 per share (the "Wilrig Warrants") and $6.0 million of Renewal Notes, all of which were concurrently purchased by the investment banking firm from the respective holders thereof. The Senior Subordinated Notes are unsecured, bear interest at 11%, payable quarterly and are due on May 31, 2000. The Senior Subordinated Notes, which are subordinated to the existing Senior Notes and will rank senior to all subordinated indebtedness of the Company, are not redeemable before June 15, 1999 and thereafter may be redeemed at 101% of the principal amount thereof, plus accrued interest. The Company is obligated to make an offer to repurchase the Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued interest to the date of repurchase, in the event of a change of control as defined. In addition, if the Company is required to make a repurchase offer with respect to the Senior Notes, it will be obligated to make an offer to purchase the Senior Subordinated Notes at a repurchase price of 100% of the principal amount thereof, plus accrued interest, to the extent permitted by the indenture covering the Senior Notes. The Company has also agreed to file a registration statement with respect to the Senior Subordinated Notes upon request from at least 75% of the holders thereof. The Company reimbursed the investment banking firm for legal fees and expenses of $60,000 and paid an underwriting fee of $307,000 in connection with such transaction.

In addition, in conjunction with Mr. Tatham's agreement to sell the Renewal Notes to the investment banking firm, DeepTech agreed to assign the Wilrig Warrants to Mr. Tatham and further agreed to provide Mr. Tatham and members of his immediate family the right, for 90 days, to accept an offer previously made to certain warrantholders to exercise 25%, 37.5% or 50% of their warrants in exchange for an extension of one, two or three years, respectively, in the expiration date of the remaining warrants. In addition, Mr. Tatham agreed to waive certain prepayment provisions in the Renewal Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I of the quarterly report.

GENERAL

OVERVIEW. DeepTech is a diversified energy company engaged, through its operating subsidiaries (the "Subsidiaries"), in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf, with principal focus in the Flextrend and Deepwater areas, and offshore eastern Canada. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries to pay its operating expenses, service its debt and satisfy its other obligations.

The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for the three and six months ended December 31, 1996.

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

TATHAM OFFSHORE. Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the Flextrend and Deepwater areas of the Gulf and offshore eastern Canada. DeepTech currently owns approximately 37% of Tatham Offshore's outstanding common stock. In addition, DeepTech owns, through DeepFlex, 4.7 million shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock, 1.0 million shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock and 4.3 million shares of Tatham Offshore's Mandatory Redeemable Preferred Stock and the Partnership owns 7,500 shares of Senior Preferred Stock of Tatham Offshore which is convertible into Series A 12% Convertible Exchangeable Preferred Stock in certain circumstances.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995

Oil and gas sales totaled $32.5 million for the three months ended December 31, 1996 as compared with $6.3 million for the three months ended December 31, 1995. During the three months ended December 31, 1996 and 1995, the Company derived its oil and gas revenue by marketing oil and gas production from the Partnership, Tatham Offshore and third-party producers. The increase in oil and gas sales is a result of the initiation of production from three oil and gas properties owned by the Partnership and Tatham Offshore during 1996. During the three months ended December 31, 1996, the Company sold 10,373 million cubic feet ("MMcf") of gas and 271,000 barrels of oil at average prices of $2.51 per thousand cubic feet ("Mcf") and $23.92 per barrel, respectively. During the same period in 1995, the Company sold 1,312 MMcf of gas and 187,000 barrels of oil at average prices of $2.17 per Mcf and $18.54 per barrel, respectively.

Drilling services totaled $4.6 million for the three months ended December 31, 1996 and included revenue from contract drilling services provided by the Company's FPS Laffit Pincay.

Equity in earnings totaled $2.8 million for the three months ended December 31, 1996 as compared with $1.6 million for the same period in 1995. Equity in earnings for the three months ended December 31, 1996 primarily included equity earnings of the Partnership and Tatham Offshore of $2.6 million and $0.2 million, respectively, whereas equity in earnings for the three months ended December 31, 1995 included equity earnings of the Partnership of $1.6 million. During the three months ended December 31, 1996, the Partnership had total revenue of $29.1 million as compared with total Partnership revenue of $10.4 million for the three months ended December 31, 1995. For the three months ended

December 31, 1996, the total throughput, net to the Partnership, was 132 billion cubic feet ("Bcf") of gas and 1.3 million barrels of oil as compared with 110 Bcf of gas for the three months ended December 31, 1995. In addition, the Partnership sold 5,189 MMcf of gas and 199,000 barrels of oil at average prices of $2.41 per Mcf and $21.37 per barrel, respectively, during the three months ended December 31, 1996. During the same period in 1995, the Partnership sold 392 MMcf of gas at an average price of $2.35 per Mcf. During the three months ended December 31, 1996, Tatham Offshore had total operating revenue of $5.8 million and nonoperating income of $0.1 million. During the three months ended December 31, 1996, Tatham Offshore sold 1,803 MMcf of gas and 47,000 barrels of oil at average prices of $2.57 per Mcf and $24.57 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $4.2 million and other expenses totaled $2.1 million for the three months ended December 31, 1996. In addition, Tatham Offshore's net income was reduced by $1.0 million in preferred stock dividends in arrears for the three months ended December 31, 1996.

Oil and gas purchases for the three months ended December 31, 1996 totaled $32.1 million as compared with $6.0 million for the three months ended December 31, 1995. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the three months ended December 31, 1996, the Company purchased 10,373 MMcf of gas and 271,000 barrels of oil at average prices of $2.48 per Mcf and $23.44 per barrel, respectively. During the three months ended December 31, 1995, the Company purchased 1,312 MMcf of gas and 187,000 barrels of oil at average prices of $2.03 per Mcf and $17.68 per barrel, respectively.

Operating expenses for the three months ended December 31, 1996 totaled $2.5 million and included costs to operate the Company's FPS Laffit Pincay. Operating costs for the three months ended December 31, 1995 totaled $0.3 million and included costs to operate the Company's multi-purpose service vessel and to terminate the related charter agreement effective October 1, 1995.

Losses of equity investees for the three months ended December 31, 1996 totaled $0.3 million which was primarily equity losses of DeepFlex Partners as compared with $1.3 million for the three months ended December 31, 1995 which was equity losses of Tatham Offshore. During the three months ended December 31, 1996, DeepFlex Partners recorded a net loss of $0.5 million. During the three months ended December 31, 1995, Tatham Offshore had total operating revenue of $3.7 million. For the three months ended December 31, 1995, Tatham Offshore sold 479 MMcf of gas and 149,000 barrels of oil at average prices of $2.18 per Mcf and $17.73 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $5.1 million and other expenses totaled $1.9 million for the three months ended December 31, 1995.

Depreciation and amortization totaled $0.4 million for the three months ended December 31, 1996 as compared with $0.1 million for the three months ended December 31, 1995. The increase in depreciation and amortization related to depreciation of the Company's FPS Laffit Pincay which was acquired by RIGCO on September 30, 1996.

General and administrative expenses for the three months ended December 31, 1996 totaled $0.6 million as compared with $1.0 million for the three months ended December 31, 1995. The decrease in general and administrative expenses was primarily attributable to decreases in salary and related expenses due to a reduction in personnel and the restructuring of certain compensation arrangements.

Operating income for the three months ended December 31, 1996 totaled $4.0 million as compared with an operating loss of $0.5 million for the three months ended December 31, 1995. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended December 31, 1996 totaled $2.1 million as compared with $3.2 million for the three months ended December 31, 1995. Interest and other income for the three months ended December 31, 1996 included interest income derived from (i) the Subordinated Notes of $1.8 million and (ii) other affiliate debt and available cash of $0.3 million. Interest and other income for the three months ended December 31, 1995 included interest income derived from (i) the Subordinated Notes of $1.8 million, (ii) the PIK Notes payable from DeepFlex Partners of $1.2 million, (iii) interest earned on available cash of $0.1 million and (iv) other of $0.1 million.

Interest and other financing costs for the three months ended December 31, 1996 totaled $4.1 million as compared with $2.5 million for the three months ended December 31, 1995. Interest and other financing costs for the three months ended December 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.8 million, (iii) interest related to the Wilrig AS promissory notes of $0.3 million and (iv) interest related to other debt of $0.3 million. In addition, the Company capitalized $1.6 million of interest costs related to the RIGCO Credit Facility during the three months ended December 31, 1996 in connection with the FPS Bill Shoemaker make-ready project. Interest and other financing costs for the three months ended December 31, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million and $0.5 million of interest expense related to other debt offset by $0.7 million related to the accounting treatment of interest expense previously recognized in connection with certain financing arrangements.

During the three months ended December 31, 1996, the Company recorded income tax expense of $0.7 million as compared with $0.1 million for the three months ended December 31, 1995.

After taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the three months ended December 31, 1996 totaled $1.0 million. For the three months ended December 31, 1995, the Company reported net income of $0.1 million after taking into account a $0.2 million loss resulting from minority interests in consolidated subsidiaries.

Six Months Ended December 31, 1996 Compared with Six Months Ended December 31, 1995

Oil and gas sales totaled $55.6 million for the six months ended December 31, 1996 as compared with $8.8 million for the six months ended December 31, 1995. During the six months ended December 31, 1996 and 1995, the Company derived its oil and gas revenue by marketing oil and gas production from the Partnership, Tatham Offshore and third-party producers. The increase in oil and gas sales is a result of the initiation of production from three oil and gas properties owned by the Partnership and Tatham Offshore during 1996. During the six months ended December 31, 1996, the Company sold 18,106 MMcf of gas and 578,000 barrels of oil at average prices of $2.34 per Mcf and $22.87 per barrel, respectively. During the same period in 1995, the Company sold 1,812 MMcf of gas and 284,000 barrels of oil at average prices of $1.97 per Mcf and $18.34 per barrel, respectively.

Drilling services totaled $4.6 million for the six months ended December 31, 1996 and included revenue from contract drilling services provided by the Company's FPS Laffit Pincay from October 1, 1996 through December 31, 1996. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed below.

Equity in earnings totaled $5.6 million for the six months ended December 31, 1996 as compared with $5.7 million for the same period in 1995. Equity in earnings for the six months ended December 31, 1996 primarily included equity earnings of the Partnership and DeepFlex Partners of $5.4 million and $0.1 million, respectively, whereas equity in earnings for the six months ended December 31, 1995 included equity earnings of the Partnership and DeepFlex Partners of $3.6 million and $2.1 million, respectively. During the six months ended December 31, 1996, the Partnership had total revenue of $53.8 million as compared with total Partnership revenue of $22.7 million for the six months ended December 31, 1995. For the six months ended December 31, 1996, the total throughput, net to the Partnership, was 266 Bcf of gas and 2.6 million barrels of oil as compared with 219 Bcf of gas for the six months ended December 31, 1995. In addition, the Partnership sold 9,355 MMcf of gas and 368,000 barrels of oil at average prices of $2.19 per Mcf and $21.78 per barrel, respectively, during the six months ended December 31, 1996. During the same period in 1995, the Partnership sold 392 MMcf of gas at an average price of $2.35 per Mcf. DeepFlex Partners recorded net income of $0.2 million and $2.1 million for the six months ended December 31, 1996 and 1995, respectively. Net income for the six months ended December 31, 1995 included a gain of $5.1 million related to the sale of the FPS Eddie Delahoussaye.

Oil and gas purchases for the six months ended December 31, 1996 totaled $54.9 million as compared with $8.3 million for the six months ended December 31, 1995. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the six months ended December 31, 1996, the Company purchased 18,112 MMcf of gas and 578,000 barrels of oil at average prices of $2.32 per Mcf and $22.41 per barrel, respectively. During the six months ended December 31, 1995, the Company purchased 1,812 MMcf of gas and 284,000 barrels of oil at average prices of $1.85 per Mcf and $17.16 per barrel, respectively.

Operating expenses for the six months ended December 31, 1996 totaled $2.5 million and included costs to operate the Company's FPS Laffit Pincay subsequent to its acquisition by RIGCO on September 30, 1996. Operating costs for the six months ended December 31, 1995 totaled $0.5 million and included costs to operate the Company's multi-purpose service vessel and to terminate the related charter agreement effective October 1, 1995.

Depreciation and amortization totaled $0.5 million for the six months ended December 31, 1996 as compared with $0.1 million for the six months ended December 31, 1995. The increase in depreciation and amortization related to depreciation of the Company's FPS Laffit Pincay, which was acquired by RIGCO on September 30, 1996, for the period from October 1, 1996 through December 31, 1996. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed above.

Losses of equity investees for the six months ended December 31, 1996 totaled $0.2 million as compared with $1.4 million for the six months ended December 31, 1995 and related primarily to equity losses of Tatham Offshore. During the six months ended December 31, 1996, Tatham Offshore had total operating revenue of $10.3 million and nonoperating income of $0.2 million. During the six months ended December 31, 1996, Tatham Offshore sold 3,279 MMcf of gas and 108,000 barrels of oil at average prices of $2.38 per Mcf and $23.05 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $8.4 million and other expenses totaled $4.2 million for the six months ended December 31, 1996. In addition, Tatham Offshore's net income was reduced by $2.0 million in preferred stock dividends in arrears for the six months ended December 31, 1996. During the six months ended December 31, 1995, Tatham Offshore had total operating revenue of $5.2 million and nonoperating income of $11.3 million which was primarily related to the sale of three properties to Flextrend Development. For the six months ended December 31, 1995, Tatham Offshore sold 715 MMcf of gas and 221,000 barrels of oil at average prices of $1.97 per Mcf and $17.17 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $13.3 million and other expenses totaled $4.0 million for the six months ended December 31, 1995.

General and administrative expenses for the six months ended December 31, 1996 totaled $1.1 million as compared with $2.6 million for the six months ended December 31, 1995. The decrease in general and administrative expenses was primarily attributable to decreases in salary and related expenses due to a reduction in personnel and the restructuring of certain compensation arrangements.

Operating income for the six months ended December 31, 1996 totaled $6.6 million as compared with operating income of $2.1 million for the six months ended December 31, 1995. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the six months ended December 31, 1996 totaled $5.1 million as compared with $7.6 million for the six months ended December 31, 1995. Interest and other income for the six months ended December 31, 1996 included interest income derived from (i) the Subordinated Notes of $3.5 million and (ii) other affiliate debt and available cash of $1.6 million. Interest and other income for the six months ended December 31, 1995 included interest income derived from (i) the Subordinated Notes of $3.5 million, (ii) the PIK Notes payable from DeepFlex Partners of $3.7 million, (iii) interest earned on available cash of $0.2 million and (iv) other of $0.2 million.

Interest and other financing costs for the six months ended December 31, 1996 totaled $8.2 million as compared with $5.7 million for the six months ended December 31, 1995. Interest and other financing costs for the six months ended December 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $5.4 million, (ii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.8 million, (iii) interest related to the Wilrig AS promissory notes of $0.6 million, (iv) interest and amortization of debt issue costs related to the Term Loan of $0.9 million and (v) interest related to other debt of $0.5 million.
In addition, the Company capitalized $1.6 million of interest costs related to the RIGCO Credit Facility during the six months ended December 31, 1996 in connection with the FPS Bill Shoemaker make-ready project. Interest and other financing costs for the six months ended December 31, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $5.4 million and $1.0 million of interest expense related to other debt offset by $0.7 million related to the accounting treatment of interest expense previously recognized in connection with certain financing arrangements.

During the six months ended December 31, 1996, the Company recorded income tax expense of $1.2 million as compared with $1.6 million for the six months ended December 31, 1995.

After taking into account a $0.6 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the six months ended December 31, 1996 totaled $1.6 million. For the six months ended December 31, 1995, the Company reported net income of $2.8 million after taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries.

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

Effective July 1, 1996, DeepTech amended its management agreements with each Subsidiary and began charging Leviathan, Tatham Offshore, DeepFlex and Offshore Marketing a management fee equal to 54%, 24%, 18% and 4%, respectively, of DeepTech's overhead expenses. Prior to July 1, 1996, DeepTech charged Leviathan, Tatham Offshore, DeepFlex and Offshore Marketing 45.3%, 27.4%, 18.8% and 8.5%, respectively, of DeepTech's overhead expenses. For the six months ended December 31, 1996, Leviathan, Tatham Offshore and Offshore Marketing made their required cash payments to DeepTech for their management fees. Leviathan was reimbursed by the Partnership for management fees relating to the conduct and business of the Partnership. DeepFlex, which is currently charged 18% of DeepTech's general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

In addition to management fees, DeepTech receives, through dividends from Leviathan Holdings, an 85%-owned subsidiary of DeepTech, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and interest in certain subsidiaries of the Partnership. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. For the quarter ending September 30, 1996, the Partnership increased the quarterly distribution to $0.75 per Unit. In January 1997, the Partnership effected a two for one split of its Preference and Common Units. For the quarter ended December 31, 1996, the Partnership increased the quarterly distribution to $0.40 per Unit ($0.80 per Unit on a pre-split basis). Leviathan, as general partner, is also entitled to the payment of incentive distributions if certain target levels of distributions are met. As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the six months ended December 31, 1996 was approximately $4.4 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

DeepTech currently holds Subordinated Notes issued by Tatham Offshore with an aggregate principal amount of $60.0 million. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears (an aggregate of approximately $7.1 million per year); provided, however, effective July 1, 1997, interest shall accrue at a rate of 13% per annum. For the six months ended December 31, 1996, interest income under the Subordinated Notes totaled $3.5 million. The principal amount of the Subordinated Notes is payable in seven equal annual installments commencing August 1, 1999.

In connection with the issuance of the Highwood Notes, DeepTech granted Highwood Partners warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share which warrants were subsequently assigned to Westgate. On September 30, 1996, Westgate exercised these warrants resulting in $2.4 million of proceeds to DeepTech. DeepTech has agreed to register the shares of common stock acquired by Westgate pursuant to the warrant agreement. A registration statement will be filed shortly to register the common stock acquired by Westgate and certain other common stock.

In December 1996, the Company extended an offer to certain of its warrantholders whereby the exercise period for certain vested warrants could be extended for one, two or three years in consideration for the immediate exercise of 25%, 37.5% or 50%, respectively, of the warrants so designated by each warrantholder. As a result of this offer, DeepTech has issued 1,080,701 shares of DeepTech common stock pursuant to the exercise of warrants to date, raising proceeds of $4.8 million, and has extended the exercise period on 1,894,446 warrants.

On November 1, 1995, DeepTech agreed to assume $1.7 million of an affiliate's accounts receivable from Tatham Offshore in exchange for reducing the affiliates' payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1.7 million of accounts receivable from Tahtam Offshore into an unsecured promissory note (the "Affiliate Note") which bears interest at 14.5% per annum, payable quarterly. The principal is due and payable in six monthly installments, beginning on January 31, 1997.

On September 30, 1996, RIGCO entered into the RIGCO Credit Facility for $65.0 million. Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker and to perform significant upgrades to the rig as well as to retire the Highwood Notes and the Term Loan. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes. The credit facility (i) is secured by the FPS Laffit Pincay and the FPS Bill Shoemaker, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) matures September 30, 1998 and (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning December 31, 1996. RIGCO incurred and capitalized debt issue costs related to the RIGCO Credit Facility of $3.9 million which are being amortized over the two-year life of the credit facility. Interest and amortization of debt issue costs related to the RIGCO Credit Facility totaled $0.8 million for the six months ended December 31, 1996. The Company capitalized interest related to the RIGCO Credit Facility of $1.6 million during the six months ended December 31, 1996. In connection with providing the RIGCO Credit Facility, syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development. The contract will continue until Flextrend Development completes the drilling of its Garden Banks Block 117 #2 well which should be completed during the third quarter of this fiscal year. During the six months ended December 31, 1996, DeepFlex Partners and RIGCO provided services totaling $4.4 million and $4.6 million, respectively, under this agreement. Net proceeds from the contract drilling services paid to DeepFlex Partners through September 30, 1996 were used to pay interest and principal to DeepFlex on the PIK Notes. The RIGCO Credit Facility does not permit payments on the PIK Notes until the credit facility has been repaid.

After completing the drilling contract for Flextrend Development, the FPS Laffit Pincay is under contract to a major oil company to drill one well in the Garden Banks area of the Gulf. This drilling contract includes three one well options at market prices.

Upon completion of an extensive drilling make-ready upgrade, the FPS Bill Shoemaker will be mobilized to Canada for a drilling contract with a major oil company which is a one well program with a one well extension option. The drilling make-ready is anticipated to be completed in April 1997.

Uses of Cash. In December 1996, DeepFlex exercised 1,016,957 Tatham Offshore warrants to acquire shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred stock at $1.00 per share. The remaining 4,312,086 Tatham

Offshore warrants were automatically converted into 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred stock on January 1, 1997. See "--Tatham Offshore."

On January 15, 1997, the Company issued $6.0 million of Renewal Notes and paid $640,000 in principal in settlement of $6,640,000 of Subordinated Promissory Notes payable to affiliates which matured on that date. On January 23, 1997, DeepTech paid $1,650,000 principal amount of the Wilrig Notes and issued $15,350,000 of Senior Subordinated Notes to an investment banking firm in exchange for $9.35 million principal amount of the Wilrig Notes, $6.0 million of the Renewal Notes and the Wilrig Warrants which had been concurrently purchased by the investment banking firm. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly, and are due on May 31, 2000. The Company reimbursed such firm for legal fees and expenses of $60,000 and paid an underwriting fee of $307,000 in connection with such transaction. In addition, in conjunction with Mr. Tatham's agreement to sell the Renewal Notes to such firm, DeepTech agreed to assign the Wilrig Warrants to Mr. Tatham and further agreed to provide Mr. Tatham and members of his immediate family the right, for 90 days, to accept an offer previously made to certain warrantholders to exercise 25%, 37.5% or 50% of their warrants in exchange for an extension of one, two or three years, respectively, in the expiration date of the remaining warrants. In addition, Mr. Tatham agreed to waive certain prepayment provisions in the Renewal Notes.

Management expects that the Company's expenditures through December 31, 1997 will include (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled interest payments on the RIGCO Credit Facility of $1.8 million per quarter or $7.3 million on an annual basis and scheduled principal payments equal to excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter, (iii) scheduled interest payments on the Senior Subordinated Notes of $422,000 per quarter, or $1.7 million on an annual basis and (iv) amounts necessary to pay general and administrative and other operational expenses.

In addition, the Company anticipates that its capital expenditures for the year ending December 31, 1997 will include additional investments in its contract drilling services business, consisting of capital expenditures necessary to perform an extensive upgrade, repair and refurbishment program on the FPS Bill Shoemaker to enable it to perform contract drilling services. As of January 31, 1997, the Company has incurred $31.1 million related to the upgrade, repair and refurbishment program on the FPS Bill Shoemaker. The Company anticipates that the remaining capital requirements necessary to complete the upgrades on the FPS Bill Shoemaker will be funded with proceeds from the RIGCO Credit Facility or from cash on hand.

Liquidity Outlook. DeepTech intends to satisfy its capital requirements and other working capital needs primarily from cash on hand and cash provided from management fees, dividends funded by distributions from the Partnership, interest on the Subordinated Notes and funds provided from the RIGCO Credit Facility. As of December 31, 1996, the Company had $18.3 million of funds available, including $12.1 million currently restricted for capital expenditures related to the FPS Bill Shoemaker. DeepTech is and expects to continue to be dependent upon payments from the Subsidiaries to service its debt, pay its operating expenses and satisfy its other obligations. Based on current projections which assume that the Company receives interest payments on the Subordinated Notes when due, DeepTech believes that it will have sufficient funds to meet its anticipated capital needs through at least December 31,1997 and to complete the make ready expenditures on the FPS Bill Shoemaker.

DeepTech anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in 1998 and beyond. These obligations include the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due is September 1998, the repayment of DeepTech's Senior Subordinated Note which is due in May 2000 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through (i) the issuance of additional debt or debt refinancing at the DeepTech or subsidiary level, (ii) the sale of equity securities at the subsidiary level,
(iii) a repayment of amounts due DeepTech from Tatham Offshore and/or DeepFlex and/or (iv) the exercise of additional outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that the Company will be able to raise capital on terms it deems acceptable on a timely basis. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

LEVIATHAN/THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the year ended December 31, 1996 totaled $50.3 million. At December 31, 1996, the Partnership had cash and cash equivalents of $16.5 million.

Cash from continuing operations is derived from (i) payments for transporting gas through the 100% owned pipelines, (ii) cash distributions from the Partnership's equity investees which include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS"), Viosca Knoll Gathering System ("Viosca Knoll"), Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), West Cameron Dehydration Company ("West Cameron Dehy") and effective January 1997, Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") and Nautilus Pipeline Company, L.L.C. ("Nautilus"),
(iii) platform access and processing fees and (iv) the sale of oil and gas attributable to the Partnership's interest in certain producing wells.

Stingray, HIOS, UTOS and Viosca Knoll are partnerships and POPCO, West Cameron Dehy, Manta Ray Offshore and Nautilus are limited liability companies in which the Partnership owns an interest. The Partnership's cash flows from operations will be affected by the ability of such entities to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of December 31, 1996, Stingray had $23.2 million outstanding under its term loan agreement and interest accrued at a floating rate of approximately 6.2% per annum, payable quarterly.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150.0 million for the construction of the second phase of the Poseidon Oil Pipeline and for other working capital needs of POPCO. As of December 31, 1996, POPCO had $84.0 million outstanding under the POPCO Credit Facility bearing interest at a floating rate of approximately 6.7% per annum. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100.0 million for the addition of compression to the Viosca Knoll Gathering System and for other working capital needs of Viosca Knoll, including providing a distribution not to exceed $25.0 million to its partners. As of December 31, 1996, Viosca Knoll had $33.3 million outstanding under the Viosca Knoll Credit Facility bearing interest at a floating rate of approximately 6.69% per annum. In December 1996, the Partnership received a $12.5 million distribution from Viosca Knoll as a result of its 50% interest. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by all of Viosca Knoll's material contracts and agreements, receivables and inventory and matures on December 20, 2002.

Flextrend Development has initiated production from the each of its oil and gas properties. The Viosca Knoll Block 817 project is currently producing a total of approximately 115 MMcf of gas and 300 barrels of oil per day. Flextrend Development owns a 75% working interest in this property, one-half of which is subject to certain reversionary rights. The Garden Banks Block 72 lease, which began producing in May 1996, is currently producing an average of 3,850 barrels of oil and 15 MMcf of gas per day. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of approximately 1,750 barrels of oil, 3.5 MMcf of gas and 3,750 barrels of water per day. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which should be placed on production during the first quarter of 1997. Flextrend Development owns a 50% working interest in each of these properties, one-half of which is subject to certain reversionary rights.

The Partnership Credit Facility, as amended and restated in December 1996, is a secured revolving credit facility providing for up to $300.0 million of available credit subject to certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time. As of December 31, 1996, borrowings totaled $227.0 million under the Partnership Credit Facility bearing interest at an average floating rate of 6.6% per annum. There are no letters of credit currently outstanding under the Partnership Credit Facility.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including incentive distributions, as applicable,
(ii) expenditures for the maintenance of the pipelines and related infrastructure and the construction of additional pipelines and related facilities for the transportation and processing of gas and oil in the Gulf,
(iii) management fees and other operating expenses and (iv) debt service on its outstanding debt. In addition, Flextrend Development's future capital requirements will consist of expenditures related to the completion of drilling operations on the second well at Garden Banks Block 117.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units in an amount equal to or exceeding the Minimum Quarterly Distribution of $0.55 per Unit per quarter. For the quarter ending June 30, 1996, the Partnership increased the quarterly distribution to $0.70 per Unit. For the quarter ending September 30, 1996, the Partnership increased the quarterly distribution to $0.75 per Unit. In January 1997, the Partnership effected a two for one split of its Preference and Common Units. For the quarter ended December 31, 1996, the Partnership increased the quarterly distribution to $0.40 per Unit ($0.80 per Unit on a pre-split basis). This distribution will be paid on February 14, 1997 to Unitholders of record as of January 31, 1997. At the current distribution rate of $0.40 per Unit, the Partnership anticipates making quarterly Partnership distributions of $10.3 million in respect of the Preference Units, Common Units and general partner interest ($41.3 million on an annual basis). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.40 per Unit for the foreseeable future.

In February 1996, Poseidon Pipeline Company, L.L.C. ("Poseidon LLC"), a subsidiary of the Partnership, and Texaco Trading and Transportation Inc. ("Texaco Trading") formed POPCO to construct, own and operate the Poseidon Oil Pipeline. Pursuant to the terms of the organizational documents, Poseidon LLC initially contributed assets, at net book value, related to the construction of the initial phase of the Poseidon Oil Pipeline as well as certain dedication agreements and Texaco Trading initially contributed an equivalent amount of cash as well as its rights under certain agreements. The Partnership has fully funded its portion of the capital requirements of POPCO for the construction of the first two phases of the Poseidon Oil Pipeline. In July 1996, Marathon Oil Company ("Marathon") joined POPCO by contributing its interest in 58 miles of nearby crude oil pipelines and dedicating its portion of oil reserves attached to such pipelines to the Poseidon Oil Pipeline for transportation. As a result, each of the Partnership and Texaco Trading now owns a 36% interest in POPCO and Marathon owns the remaining 28% interest. The second phase of the Poseidon Oil Pipeline was placed in service in December 1996. The Partnership anticipates that POPCO's future capital requirements will be funded by borrowings under the POPCO Credit Facility.

In January 1997, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") formed Nautilus and Manta Ray Offshore to build and operate an interstate natural gas pipeline system and a connecting gathering system to serve growing production areas in the Green Canyon area of the Gulf. The total cost of the two systems, including the Manta Ray System which was contributed to Manta Ray Offshore by the Partnership, is approximately $270.0 million. The Nautilus system, the new jurisdictional interstate pipeline segment of the project, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant. Upstream of the Ship Shoal 207 terminal, the Manta Ray System will be extended into a broader gathering system that would serve shelf and deepwater production around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to the Nautilus and Manta Ray systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership will provide some funding in addition to the contribution of the Manta Ray System.

The Partnership anticipates that its total capital expenditures for 1997 will relate to continuing construction and drilling activities. The Partnership anticipates funding such costs primarily with available cash flow and borrowings under the Partnership Credit Facility. Capital expenditures of POPCO and Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. Total capital expenditures and equity investments for 1996 were $101.7 million.

Interest and other financing costs, net of capitalized interest, related to the Partnership's credit facilities totaled $5.6 million for the year ended December 31, 1996. Such amount included commitment fees and amortization of debt issue costs of $1.2 million. During the year ended December 31, 1996, the Partnership capitalized $11.9 million of interest costs in connection with construction projects and drilling activities in progress during the period.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand, cash generated from continuing operations and the collection of stock subscriptions receivable from the exercise of outstanding warrants as of December 31, 1996. At December 31, 1996, Tatham Offshore had $11.1 million of cash and cash equivalents and $0.3 million of stock subscriptions receivable.

Cash from continuing operations is derived primarily from production from Tatham Offshore's Viosca Knoll Block 817 project which is currently producing a total of approximately 115 MMcf of gas and 300 barrels of oil per day. Tatham Offshore currently owns a 25% working interest in the Viosca Knoll Block 817 project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

Tatham Offshore also has producing wells at Ewing Bank 914 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. The Ewing Bank 914 #2 well is currently producing at a rate of approximately 600 barrels of oil, 1.2 MMcf of gas and 2,000 barrels of water per day. The Silent Beauty project is currently producing at a rate of approximately 6.3 MMcf of gas and 100 barrels of oil per day.

As a result of a rights offering in February 1996, Tatham Offshore received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $0.50 per warrant. As of January 1, 1997, a total of 20,129,571 Warrants had been exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $20.1 million in proceeds to Tatham Offshore.

As of January 1, 1997, there were 4,991,377 Warrants outstanding. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 was automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which has a liquidation preference of $0.50 per share and shall be mandatorily redeemable by Tatham Offshore under certain circumstances, including from the net proceeds from the sale of Tatham Offshore common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions. At any time until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of Tatham Offshore. Through January 31, 1997, a total of 551,164 shares of Series A Preferred Stock had been converted into 1,283,797 shares of Tatham Offshore common stock.

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests including its obligations under the Drilling Arrangement discussed below, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) payments due under the management agreement with DeepTech and
(vi) amounts due under the Affiliate Note, as discussed below.

As of December 31, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issuable, all of which were held by DeepTech. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the six months ended December 31, 1996, Tatham Offshore paid DeepTech $3.5 million in interest on the Subordinated Notes.

During the six months ended December 31, 1996, Tatham Offshore completed its abandonment of its West Cameron 436 property, in which it owns a 47% working interest, at a cost of approximately $1.0 million which Tatham Offshore anticipates it will pay in 1997.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Also, Tatham Offshore is obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Phar Lap property.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the six months ended December 31, 1996, Tatham Offshore was charged $1.6 million in management fees pursuant to this agreement.

On November 1, 1995, Tatham Offshore converted $1.7 million of its accounts payable to an affiliate into an unsecured promissory note payable to DeepTech, the Affiliate Note, which bears interest at 14.5% per annum, payable quarterly. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which Tatham Offshore receives proceeds from the issuance of preferred stock pursuant to the exercise of Tatham Offshore warrants in an amount equal to or greater than $20.0 million. In January 1997, as a result of the exercise of Tatham Offshore warrants to purchase shares of Series C Preferred Stock, Tatham Offshore's total proceeds from the issuance of preferred stock exceeded $20.0 million and, as a result, Tatham Offshore made a $0.3 million principal payment to DeepTech on January 31, 1997.

Liquidity Outlook. During 1994 and 1995, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Bank Block 117 properties (the "Assigned Properties") to Flextrend Development for $30 million, (ii) raised additional equity through the sale of Warrants and Series A, B and C Preferred Stock,
(iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the levels of services required under its management agreement with DeepTech.

Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Viosca Knoll Block 817 (Phar Lap) is currently producing approximately 115 MMcf of gas and 300 barrels of oil per day. In addition, five producing wells on Garden Banks Block 72 (Spectacular
Bid) are currently producing approximately 3,850 barrels of oil and 15 MMcf of gas per day. The Garden Banks Block 117 (Spend A Buck) is currently producing approximately 1,750 barrels of oil, 3.5 MMcf of gas and 3,750 barrels of water per day from one well. Flextrend Development drilled a second successful well at Garden Banks Block 117 which should be placed on production during the third quarter of this fiscal year.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117), subject to conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of December 31, 1996, the Payout Amount was $49.6 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $84.6 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $13.1 million reduced by (b) the sum of (i) net revenue of $44.5 million and (ii) forgiveness of $43.2 million of the Payout Amount. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not.

In September 1996, Tatham Offshore entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). The Drilling Arrangement includes the use of either the semisubmersible drilling rig, the FPS Bill Shoemaker, or a substitute rig capable of drilling in up to 1,500 feet of water. The Drilling Arrangement will become effective upon the mobilization of a rig to Tatham Offshore's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of Tatham Offshore's initial drilling operation and the mobilization of the rig to another location. Tatham Offshore may, at its option, extend the initial contract term through
(i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, Tatham Offshore is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that Tatham Offshore exercises it option to extend the Drilling Arrangement, Tatham Offshore and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, Tatham Offshore has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, Tatham Offshore will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and is operated by Sedco Forex under a charter agreement. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a prior contract commitment for work offshore Canada. In the event Sedco Forex mobilizes the rig to Canada, Tatham Offshore has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for one other project, to contract to use the rig for the drilling of one well at the then prevailing contract price.

Tatham Offshore has recently begun evaluating opportunities to acquire certain license interests offshore eastern Canada. Emphasis is being placed on license interests that could be acquired in exchange for (i) new securities to be issued by Tatham Offshore, (ii) convertible notes to be issued by Tatham Offshore, (iii) a portion of Tatham Offshore's existing Gulf of Mexico leasehold interests, particularly its Sunday Silence field, or (iv) in connection with Tatham Offshore's rights to utilize the FPS Bill Shoemaker.

Tatham Offshore currently intends to fund its operations with cash on hand and cash from continuing operations. The restructuring of Tatham Offshore's existing demand charge obligations with the Partnership, the reduction of its overhead, the initiation of full production from the Viosca Knoll Block 817 (Phar Lap) project and improved commodity prices enabled Tatham Offshore to generate approximately $0.3 million in positive cash flow for the three months ended December 31, 1996. Tatham Offshore does not anticipate generating significant positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow Tatham Offshore to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of one-half of the Assigned Properties or (iii) the initial production from Tatham Offshore's Sunday Silence field. In order to initiate production from the Sunday Silence field, Tatham Offshore will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that Tatham Offshore will be able to obtain additional financing on terms that are acceptable to Tatham Offshore.

To meet additional capital needs, Tatham Offshore will continue to pursue the implementation of its business strategy which will focus primarily on (i) attempting to develop and initiate production from Tatham Offshore's Sunday Silence field under a farmout or financing arrangement with an industry partner or financial institution, (ii) monitoring production from the Assigned Properties in an effort to maximize the value of its reversionary interest and attempting to obtain a financing commitment to reacquire the properties or, at a minimum, to cause a reduction in the interest rate utilized in the calculation of the Payout Amount, (iii) attempting to sell or farmout interests in its other properties, including Genuine Risk (Ship Shoal Block 331) and (iv) maximizing the value of its rights under the Drilling Arrangement with Sedco Forex regarding the FPS Bill Shoemaker.

The ability of Tatham Offshore to satisfy its capital needs beyond those funded with the proceeds from the sale of the equity securities offered pursuant to the rights offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although Tatham Offshore has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, Tatham Offshore has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. For federal leases acquired prior to November 20, 1995, an applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. Tatham Offshore submitted an application relative to its Sunday Silence field which was deemed complete by the Minerals Management Service ("MMS") effective November 13, 1996. Under federal law, the MMS has up to 180 days to evaluate the application once the application is deemed complete. If the MMS requests additional information or clarification of the submitted data during the 180-day period, the MMS may toll the review period until such information is supplied by Tatham Offshore. Through February 13, 1997, Tatham Offshore has not received a request for additional information. Tatham Offshore believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that Tatham Offshore will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, successfully develop the Sunday Silence field or initiate production therefrom on a timely basis, if at all.

Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

PART II.  OTHER INFORMATION

Item 1.                   Legal Proceedings

                 None.

Item 2.                   Changes in Securities

                 None.

Item 3.                   Defaults Upon Senior Securities

                 None.

Item 4.                   Submission of Matters to a Vote of Security Holders

                 DeepTech held its Annual Meeting of Stockholders on October 22, 1996. At the Annual Meeting, the stockholders (i) elected thirteen directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified and (ii) ratified the Board of Directors' appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1997. The votes were cast as follows:

                                                  FOR            WITHHELD
                                                  ---            --------
         Thomas P. Tatham                      12,828,645         26,663

         Conrad P. Albert                      12,828,645         26,663

         Laney Chouest                         12,828,645         26,663

         Charles M. Darling, IV                12,828,645         26,663

         Ralph Eads                            12,828,645         26,663

         Robert E. Fox                         12,828,645         26,663

         Steven L. Gerard                      12,828,645         26,663

         Michael H. Lam                        12,828,645         26,663

         Ben T. Morris                         12,828,645         26,663

         Nancy K. Quinn                        12,828,645         26,663

         Janet E. Sikes                        12,828,645         26,663

         Grant E. Sims                         12,828,645         26,663

         Donald V. Weir                        12,828,645         26,663


                 Ratify Selection of Independent Accounts

             FOR                   AGAINST                    ABSTAIN
             ---                   -------                    -------

          12,836,281               16,027                      3,000

Item 5.                   Other Information

                 None.

Item 6.                   Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          10.1 First Amended and Restated Drilling Make-Ready Agreement dated November 29, 1996 between RIGCO North America, L.L.C. and Schlumberger Technology Corporation (Sedco Forex Division).

                          10.2 Note Purchase and Exchange Agreement dated January 17, 1997 between DeepTech International Inc. and BT Securities Corporation.

                          10.3 Credit Agreement dated September 30, 1996 among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as advisor, synidcation agent, arranger, collateral and documentation agent and administrative agent, and the banks and other financial institutions from time to time party thereto.

                 27.1     Financial Data Schedule

                 (b)      Reports on Form 8-K

                          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DEEPTECH INTERNATIONAL INC.




Date:  February 13, 1997            /s/ JANET E. SIKES
                                    --------------------------------------
                                    Janet E. Sikes
                                    Treasurer and Secretary
                                    (Principal Accounting Officer)





Date:  February 13, 1997            /s/ DENNIS A. KUNETKA
                                    --------------------------------------
                                    Dennis A. Kunetka
                                    Senior Vice President - Corporate Finance

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                         DESCRIPTION
--------                        -----------
  10.1        First Amended and Restated Drilling Make-Ready Agreement dated
              November 29, 1996 between RIGCO North America, L.L.C. and
              Schlumberger Technology Corporation (Sedco Forex Division).

  10.2 Note Purchase and Exchange Agreement dated January 17, 1997 between DeepTech International Inc. and BT Securities Corporation.

  10.3        Credit Agreement dated September 30, 1996 among RIGCO North
              America, L.L.C., Lehman Commercial Paper, Inc., as advisor, synidcation agent, arranger, collateral and documentation agent and administrative agent, and the banks and other financial institutions from time to time party thereto.

  27.1        Financial Data Schedule