Form 10-Q
period 1997-03-31
DEEPTECH INTERNATIONAL INC
filed 1997-05-14
CIK 890647

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      AS OF MAY 9, 1997, THERE WERE OUTSTANDING 18,598,311 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

===============================================================================

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of March 31, 1997 (unaudited) and June 30, 1996.....................................3
    Unaudited Consolidated Statement of Operations for the Three and Nine Months
       Ended March 31, 1997 and 1996, respectively....................................................................4
    Unaudited Consolidated Statement of Cash Flows for the Nine Months
       Ended March 31, 1997 and 1996..................................................................................5
    Consolidated Statement of Stockholders' Equity for the Nine Months
       Ended March 31, 1997 (unaudited)...............................................................................6
    Notes to Consolidated Financial Statements........................................................................7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................................14

PART II.  OTHER INFORMATION..........................................................................................26

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                         March 31,     June 30,
                                                                           1997         1996
                                                                         ---------    ---------
                                                                        (unaudited)
                   ASSETS
                   ------
 Current assets:
  Cash and cash equivalents                                              $   5,143    $  10,102
  Accounts receivable                                                       10,476        7,014
  Accounts receivable from affiliates                                          268          155
  Notes receivable from affiliates                                           1,267        2,134
  Other current assets                                                         217           28
                                                                         ---------    ---------
    Total current assets                                                    17,371       19,433
                                                                         ---------    ---------

Property and equipment                                                     111,432       26,572
Less: Accumulated depreciation and amortization                              1,620          705
                                                                         ---------    ---------
  Property and equipment, net                                              109,812       25,867
                                                                         ---------    ---------
Equity investments                                                           5,422        4,586
Receivables from affiliates                                                 60,000      100,490
Deferred income taxes                                                           --        2,451
Debt issue costs, net and other                                              5,735        3,606
                                                                         ---------    ---------
    Total assets                                                         $ 198,340    $ 156,433
                                                                         =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Accounts payable                                                        $   1,413    $   7,347
 Accounts payable to affiliates                                              8,807        6,782
 Notes payable                                                               5,180       23,327
 Notes payable to affiliates                                                    --        6,640
 Interest payable                                                            2,944          546
 Accrued liabilities                                                            --        1,233
                                                                         ---------    ---------
    Total current liabilities                                               18,344       45,875
Deferred income taxes                                                          485           --
Long-term debt                                                             155,460       97,534
Accumulated losses of equity investee in excess of investment                   --          196
Other noncurrent liabilities                                                   364          360
                                                                         ---------    ---------
    Total liabilities                                                      174,653      143,965
                                                                         ---------    ---------

Minority interests in consolidated subsidiaries                                483          186
                                                                         ---------    ---------

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock, $.01 par, 10,000,000 shares authorized                        --           --
 Common stock, $.01 par, 100,000,000 shares authorized
    as of March 31, 1997 and June 30, 1996, 18,598,311
    and 17,016,510 shares issued and outstanding as of
    March 31, 1997 and  June 30, 1996, respectively                            186          171
Additional paid-in capital                                                  25,189       17,579
Accumulated deficit                                                         (2,171)      (5,468)
                                                                         ---------    ---------
                                                                            23,204       12,282
                                                                         ---------    ---------
    Total liabilities and stockholders' equity                           $ 198,340    $ 156,433
                                                                         =========    =========


   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Three months ended        Nine months ended
                                                       March 31,                 March 31,
                                                ----------------------    ----------------------
                                                   1997         1996         1997         1996
Revenue:
   Oil and gas sales                            $  34,068    $  18,195    $  89,698    $  26,968
   Drilling services                                4,495           --        9,083           --
   Equity in earnings                               3,004        5,850        8,560       10,033
   Other                                               11           --           43          459
                                                ---------    ---------    ---------    ---------
                                                   41,578       24,045      107,384       37,460
                                                ---------    ---------    ---------    ---------

Costs and expenses:
   Oil and gas purchases                           33,455       18,026       88,389       26,309
   Operating expenses                               2,486           --        5,007          477
   Losses of equity investees                          81          167          244           --
   Depreciation and amortization                      438           43          914          172
   General and administrative expenses                584          370        1,698        2,956
                                                ---------    ---------    ---------    ---------
                                                   37,044       18,606       96,252       29,914
                                                ---------    ---------    ---------    ---------

Operating income                                    4,534        5,439       11,132        7,546
Gain on sale of asset                                  --          155           --          902
Interest and other income                           1,890        3,463        6,953       11,104
Interest and other financing costs                 (3,331)      (3,888)     (11,556)      (9,612)
                                                ---------    ---------    ---------    ---------
Income before minority interests and
  income taxes                                      3,093        5,169        6,529        9,940
Minority interests in consolidated
  subsidiaries                                       (371)        (357)        (996)        (667)
                                                ---------    ---------    ---------    ---------
Income before income taxes                          2,722        4,812        5,533        9,273
Income tax expense                                  1,057        1,752        2,236        3,395
                                                ---------    ---------    ---------    ---------

Net income                                      $   1,665    $   3,060    $   3,297    $   5,878
                                                =========    =========    =========    =========

Net income per share                            $    0.08    $    0.17    $    0.16    $    0.35
                                                =========    =========    =========    =========





   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                     Nine months ended
                                                                                          March 31,
                                                                                   --------------------
                                                                                     1997        1996
Cash flows from operating activities:
   Net income                                                                      $  3,297    $  5,878
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Minority interests in consolidated subsidiaries                                    996         667
     Depreciation and amortization                                                      914         172
     Amortization of debt issue costs                                                 2,314         839
     Equity in earnings                                                              (8,560)    (10,033)
     Losses of equity investees                                                         244          --
     Distributions from equity investments                                            8,304       6,260
     Gain on sale of assets                                                              --        (902)
     Deferred income taxes and other                                                  3,737       6,776
     Changes in operating working capital:
       Increase in accounts receivable                                               (3,406)     (4,492)
       Increase in accounts receivable from affiliates                                 (113)     (4,271)
       Increase in other current assets                                                (189)       (100)
       Decrease in accounts payable and accrued liabilities                          (7,167)     (4,989)
       Increase in accounts payable to affiliates                                     2,025       5,466
       Increase in interest payable                                                   2,398       1,842
       Decrease in interest payable to affiliates                                        --      (4,383)
                                                                                   --------    --------
         Net cash provided by (used in) operating activities                          4,794      (1,270)
                                                                                   --------    --------

Cash flows from investing activities:
   Repayment of advances to affiliates                                                2,618      25,799
   Advances to affiliates                                                            (1,317)    (28,571)
   Additions to property and equipment                                              (45,218)       (152)
   Investment in equity investee                                                     (1,017)     (5,697)
   Other                                                                                (15)         53
                                                                                   --------    --------
         Net cash used in investing activities                                      (44,949)     (8,568)
                                                                                   --------    --------

Cash flows from financing activities:
   Proceeds from long-term debt                                                      65,992      19,627
   Repayments of notes payable                                                      (33,040)     (2,927)
   Repayment of note payable to affiliate                                                --        (332)
   Debt issue costs                                                                  (4,006)       (843)
   Proceeds from issuance of common stock                                             7,185          --
   Dividends on subsidiary common stock                                                (935)       (906)
                                                                                   --------    --------
         Net cash provided by financing activities                                   35,196      14,619
                                                                                   --------    --------

Net (decrease) increase in cash and cash equivalents                                 (4,959)      4,781
Cash and cash equivalents at beginning of year                                       10,102       6,787
                                                                                   --------    --------

Cash and cash equivalents at end of period                                         $  5,143    $ 11,568
                                                                                   ========    ========

Cash paid for interest, net of amounts capitalized                                 $  6,997    $ 11,315
Cash paid for income taxes                                                         $     --    $  1,700





   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                            Common Stock
                                       -----------------------   Additional
                                        Number of       Par       paid - in   Accumulated
                                         shares        value       capital     deficit         Total
                                       ----------   ----------   ----------   ----------    ----------
Balance, June 30, 1996                     17,017   $      171   $   17,579   $   (5,468)   $   12,282

Issuance of common stock (unaudited)        1,581           15        7,610           --         7,625

Net income for the nine months
   ended March 31, 1997 (unaudited)            --           --           --        3,297         3,297
                                       ----------   ----------   ----------   ----------    ----------

Balance, March 31, 1997
   (unaudited)                             18,598   $      186   $   25,189   $   (2,171)   $   23,204
                                       ==========   ==========   ==========   ==========    ==========






   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION:

DeepTech International Inc. ("DeepTech") is a diversified energy company engaged, through its operating subsidiaries, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada. DeepTech's activities are concentrated primarily in the flextrend and deepwater areas of the Gulf.

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership commenced operations in February 1993. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties, (v) an overriding royalty interest and (vi) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries. Leviathan owned an effective 27.3% interest in the Partnership as of March 31, 1997 giving DeepTech an effective 23.2% interest therein.

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

In December 1995, DeepFlex entered into an agreement with Highwood Partners, L.P. ("Highwood Partners") to form Deepwater Drillers, L.L.C. ("Deepwater Drillers") to exercise an option assigned from an indirect subsidiary of DeepTech to acquire the FPS Bill Shoemaker, a second generation semisubmersible drilling rig. At inception, Deepwater Drillers was owned 50% by a wholly-owned subsidiary of DeepFlex and 50% by Highwood Partners. Effective June 30, 1996, FPS V, Inc. ("FPS V"), a wholly-owned subsidiary of DeepTech, acquired Highwood Partners' 50% interest.

On September 30, 1996, Deepwater Drillers was merged with and into RIGCO North America, L.L.C. ("RIGCO"), a wholly-owned indirect subsidiary of DeepFlex. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners in exchange for payment-in-kind indebtedness ("PIK Notes") (See Note 4).

Marketing

Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech, markets oil and gas production from the Partnership, Tatham Offshore and third-party producers.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

Earnings per share

Earnings per share is computed by dividing common equity in net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the three months ended March 31, 1997 and 1996 was 21,052,613 shares and 17,733,196 shares, respectively. The weighted average number of common shares and common stock equivalents outstanding for the nine months ended March 31, 1997 and 1996 was 20,652,622 shares and 16,670,138 shares, respectively.

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application of SFAS No. 128 is not permitted; however, pro forma earnings per share may be disclosed in the notes to the consolidated financial statements in periods prior to adoption. Pro forma basic net income per share is $0.09 per share and $0.19 per share, respectively, for the three and nine months ended March 31, 1997. Pro forma dilutive earnings per share is $0.08 per share and $0.16 per share, respectively, for the three and nine months ended March 31, 1997.

Other

The Company adopted SFAS No. 123 "Accounting for Stock Based Compensation" effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Thus, the adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations. During the nine months ended March 31, 1997, the Company issued 150,000 options and 750,000 stock appreciation rights, respectively, pursuant to DeepTech's Non-Employee Director Stock Option Plan and Second Amended Equity Incentive Plan.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 3 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                          Leviathan Gas                                          DeepFlex Production
                     Pipeline Partners, L.P.        Tatham Offshore, Inc.          Partners, L.P.
                    ------------------------      ------------------------    -----------------------
                      March 31,     June 30,        March 31,     June 30,       March 31,   June 30,
                        1997          1996            1997          1996           1997        1996

Current assets      $   19,907     $  25,867      $    14,625    $  20,636    $         1    $    659
Noncurrent assets      411,625       399,373           74,547       76,494          2,645      42,403 (a)
Current liabilities     12,362        35,961            2,882        9,489            --           57
Long-term debt         219,000       182,412           60,000       60,000            --       40,490 (a)
Other noncurrent
   liabilities           9,314        15,242            9,261        8,779            --          --

------------------
(a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all PIK Notes then outstanding of $40.1 million. Accordingly, at March 31, 1997, the FPS Laffit Pincay is included in property and equipment on the Company's consolidated balance sheet.

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                         For the Nine Months Ended March 31, 1997                     For the Nine Months Ended March 31, 1996
                    ------------------------------------------------------- -----------------------------------------------------
                                DeepFlex                          Tatham                DeepFlex    Tatham
                    Partnership Partners (a)  Other   Total      Offshore   Partnership Partners   Offshore     Other    Total

Operating revenue   $ 84,337   $  4,448                         $ 16,508     $ 42,354   $  1,592   $ 11,109
Other income           1,670        185                              422          659      5,113     22,716
Operating expenses   (16,038)    (2,804)                         (10,362)      (8,716)    (1,265)   (16,857)
Depreciation         (34,449)      (504)                          (3,500)      (9,712)      (252)      (840)
Other expenses        (7,937)    (1,195)                          (6,314)        (523)    (1,306)    (6,288)
                    --------   --------                         --------     --------   --------   --------
Net earnings (loss)   27,583        130                           (3,246)      24,062      3,882      9,840
Preferred stock
  dividends               --         --                           (2,944)          --         --       (112)
                    --------   --------                         --------     --------   --------   --------
Net earnings (loss)
  available to
  common
  shareholders        27,583        130                           (6,190)      24,062      3,882      9,728
Effective ownership
   percentage          27.3%        50%                           36.72%        27.3%        50%      39.8%
                    --------   --------                         --------     --------   --------   --------
                       7,530         65                           (2,273)       6,569      1,941      3,872
Intercompany
  profit(b)               --         --                              640           --         --     (2,029)
Preferred stock
  dividends (c)           --         --                              636           --         --         --
Other equity
  investees               --         --          63                 (155)          --         --         --         36
Other                    902 (d)     --          --                  908 (e)       29         --       (385) (e)    --
                    --------   --------      ------  -------    --------     --------   --------   --------     ------    --------
Equity in earnings
  (losses)         $   8,432   $     65      $   63  $ 8,560     $  (244)    $  6,598   $  1,941   $  1,458     $   36    $ 10,033
                   =========   ========      ======  =======     =======     ========   ========   ========     ======    ========

Distributions from
   equity
   investments     $   8,304   $    --       $   --  $ 8,304     $    --     $  6,110   $    --    $    --      $  150    $  6,260
                   =========   ========      ======  =======     =======     ========   ========   ========     ======    ========

------------------
(a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners. Accordingly, activity related to the operations of the FPS Laffit Pincay for the period from October 1, 1996 through March 31, 1997 is included in the Company's consolidated statement of operations.
(b) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to Flextrend Development in June 1995, both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.
(c) The Company's share of Tatham Offshore's Series A and Series C cumulative preferred stock dividends.
(d) Represents additional income allocated by the Partnership to Leviathan as a result of the Partnership achieving certain target levels of cash distributions to its unitholders. See discussion of incentive distributions to Leviathan below.
(e) Includes the effect of a change during the period in DeepTech's ownership percentage of Tatham Offshore's common equity.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

The Partnership and its subsidiaries distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. These distributions are effectively made 98% to unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. In February 1997, the Partnership paid a cash distribution of $0.40 per Preference and Common Unit for the period from October 1, 1996 through December 31, 1996 and an Incentive Distribution of $0.4 million to Leviathan, as general partner. In April 1997, the Partnership declared a cash distribution of $0.425 per Preference and Common Unit for the period from January 1, 1997 through March 31, 1997 which will be paid on May 15, 1997 to unitholders of record as of April 30, 1997. Leviathan, as general partner, will receive an incentive distribution of $0.6 million for the quarter ended March 31, 1997.

NOTE 4 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following (in thousands):

                                                                      March 31, 1997             June 30, 1996
                                                                 -----------------------     ----------------------
                                                                  Current     Long-term     Current       Long-term
Notes payable:
   Highwood Notes                                                 $     --    $      --     $  17,258    $     --
   Term Loan                                                            --           --         6,069         5,931
   RIGCO Credit Facility                                              5,180       59,320          --           --
   Senior Notes                                                         --        80,790          --         80,603
   Wilrig AS promissory notes                                           --           --           --         11,000
   Senior Subordinated Notes                                            --        15,350          --           --

Notes payable to affiliates:
   Subordinated Promissory Notes, bearing interest at
     15% per annum, payable quarterly                                   --           --         6,640          --

Highwood Notes

In December 1995 and June 1996, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $17.3 million for the purchase of 100% interest in the FPS Bill Shoemaker. In July 1996, the Company borrowed an additional $1.0 million for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18.3 million. The Company retired the Highwood Notes in connection with obtaining the RIGCO Credit Facility discussed below. The Company capitalized interest related to the Highwood Notes of $0.6 million for the nine months ended March 31, 1997.

Term Loan

In February 1996, DeepFlex entered into a term loan agreement to borrow $12.0 million (the "Term Loan") from a syndicate of commercial lenders. The Company retired the Term Loan in connection with obtaining the RIGCO Credit Facility discussed below. For the nine months ended March 31, 1997, interest expense related to the Term Loan totaled $0.4 million and debt issue costs amortized in connection with the repayment of the Term Loan totaled $0.5 million.

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65.0 million senior secured credit facility with a syndicate of lenders (the "RIGCO Credit Facility"). Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker, to fund significant upgrades to the FPS Bill Shoemaker and to retire the Highwood Notes and the Term Loan. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes. The RIGCO Credit Facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including the two semisubmersible drilling rigs and (iv) requires a quarterly

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996. Debt issue costs related to the RIGCO Credit Facility of $3.9 million were capitalized and are being amortized over the two-year life of the credit facility. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $4.6 million for the nine months ended March 31, 1997. The Company capitalized $3.8 million of such interest costs during the period in connection with the make-ready project on the FPS Bill Shoemaker. In connection with providing the RIGCO Credit Facility, lending syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity.

In April 1997, the RIGCO Credit Facility was amended to provide for an additional $12.0 million to fund the remaining upgrades to the FPS Bill Shoemaker.

Senior Notes

In 1994, DeepTech completed a public offering of $82.0 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $8.1 million for the nine months ended March 31, 1997.

Wilrig AS promissory notes

In November 1994, the Company issued to Wilrig AS (i) promissory notes in the aggregate principal amount of $11.0 million due December 1997 and (ii) warrants which grant Wilrig the right to exchange the principal and interest outstanding under the promissory notes for common stock of DeepTech at the rate of $10.00 per share up to a maximum of 1,100,000 shares. Interest expense related to this debt is payable quarterly at 10% per annum and totaled $0.6 million for the nine months ended March 31, 1997. See "Senior Subordinated Notes" below.

Senior Subordinated Notes

On January 15, 1997, the Company issued $6.0 million of renewal subordinated promissory notes (the "Renewal Notes") to Mr. Tatham and paid $640,000 to other affiliates in settlement of $6,640,000 of Subordinated Promissory Notes which matured on that date. On January 23, 1997, DeepTech paid $1,650,000 principal amount of the Wilrig Notes and issued $15,350,000 aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") to an investment banking firm in exchange for $9.35 million principal amount of the Wilrig Notes, 1,100,000 warrants to purchase common stock of DeepTech at $10.00 per share (the "Wilrig Warrants") and $6.0 million of Renewal Notes, all of which were concurrently purchased by the investment banking firm from the respective holders thereof. The Senior Subordinated Notes are unsecured, bear interest at 11%, payable quarterly and are due on May 31, 2000. The Senior Subordinated Notes, which are subordinated to the existing Senior Notes and will rank senior to all subordinated indebtedness of the Company, are not redeemable before June 15, 1999 and thereafter may be redeemed at 101% of the principal amount thereof, plus accrued interest. The Company is obligated to make an offer to repurchase the Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued interest to the date of repurchase, in the event of a change of control as defined. In addition, if the Company is required to make a repurchase offer with respect to the Senior Notes, it will be obligated to make an offer to purchase the Senior Subordinated Notes at a repurchase price of 100% of the principal amount thereof, plus accrued interest, to the extent permitted by the indenture covering the Senior Notes. The Company has also agreed to file a registration statement with respect to the Senior Subordinated Notes upon request from at least 75% of the holders thereof. The Company reimbursed the investment banking firm for legal fees and expenses of $60,000 and paid an underwriting fee of $307,000 in connection with such transaction. Interest and amortization of debt issue costs related to this debt totaled $0.3 million for the nine months ended March 31, 1997.

In addition, in conjunction with Mr. Tatham's agreement to sell the Renewal Notes to the investment banking firm, DeepTech agreed to assign the Wilrig Warrants to Mr. Tatham and further agreed to provide Mr. Tatham and members of his immediate family the right, until June 1, 1997, to accept an offer previously made to certain warrantholders to exercise 25%, 37.5% or 50% of their warrants in exchange for an extension of one, two or three years, respectively, in the expiration date of the remaining warrants. In addition, Mr. Tatham agreed to waive certain prepayment provisions in the Renewal Notes.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants to noteholders, employees, directors and financial institutions. On September 30, 1996, Westgate International, L.P. ("Westgate") exercised warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share. Highwood Partners acquired these warrants in December 1995 in connection with DeepTech's financing of the acquisition of the FPS Bill Shoemaker and subsequently assigned such warrants to Westgate. DeepTech has agreed to register the shares of common stock acquired by Westgate pursuant to the warrant agreement. A registration statement was filed on April 7, 1997 to register the common stock acquired by Westgate and certain other common stock. In December 1996, the Company extended an offer to certain of its warrantholders whereby the exercise period for certain vested warrants could be extended for one, two or three years in consideration for the immediate exercise of 25%, 37.5% or 50%, respectively, of the warrants so designated by each warrantholder. As a result of this offer, on December 31, 1996, DeepTech issued 1,080,701 shares of common stock pursuant to the exercise of warrants at prices ranging from $4.00 to $4.50 per share and extended the exercise period on 1,894,446 warrants. In addition, during the nine months ended March 31, 1997, DeepTech issued 28,127 shares of common stock pursuant to the exercise of other outstanding warrants and options. At March 31, 1997, DeepTech had outstanding warrants and options to acquire 9,643,284 shares of common stock as well as 750,000 stock appreciation rights outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS:

DeepTech has entered into management agreements with certain of its affiliates, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement. Effective July 1, 1996, the management agreements with Leviathan and Tatham Offshore were amended to provide for an annual management fee of 54% and 24%, respectively, of DeepTech's overhead expenses. During the nine months ended March 31, 1997, the Partnership and Tatham Offshore were charged $5.2 million and $2.3 million, respectively, under their respective agreements. In addition, DeepTech's management agreement with Leviathan requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the nine months ended March 31, 1997, Leviathan charged the Partnership $0.4 million to compensate DeepTech for additional taxable income allocated to Leviathan.

During the nine months ended March 31, 1997, Leviathan Holdings paid dividends of $6.2 million to its common stockholders, which included DeepTech as a result of its 85% ownership interest in Leviathan Holdings.

As of March 31, 1997, DeepTech holds an aggregate principal amount of $60.0 million of Tatham Offshore subordinated convertible promissory notes (the "Subordinated Notes"). Interest income related to these notes totaled $5.3 million for the nine months ended March 31, 1997.

On November 1, 1995, DeepTech agreed to assume $1.7 million of an affiliate's accounts receivable from Tatham Offshore in exchange for reducing the affiliates' payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1.7 million of accounts receivable from Tatham Offshore into an unsecured promissory note (the "Affiliate Note") which bears interest at 14.5% per annum, payable quarterly. The principal is due and payable in six monthly installments which began on January 31, 1997.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117) after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three Assigned Properties reduced the Payout Amount from $94.0 million

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                  (UNAUDITED)

to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of March 31, 1997, the Payout Amount was $48.1 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $90.4 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $14.7 million reduced by (b) the sum of (i) net revenue of $53.4 million and (ii) forgiveness of $43.2 million of the Payout Amount as a result of Flextrend Development's decision to retain 50% of the acquired working interest in the Assigned Properties. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment.

During the nine months ended March 31, 1997, substantially all of Offshore Marketing's oil and gas purchases were derived from purchases from Tatham Offshore and the Partnership.

In December 1996, DeepFlex exercised 1,016,957 Tatham Offshore warrants to acquire shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock at $1.00 per share. The remaining 4,312,086 Tatham Offshore warrants held by DeepFlex were automatically converted into 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred Stock on January 1, 1997.

In February 1996, DeepFlex Partners' FPS Laffit Pincay began providing contract drilling services to Flextrend Development, which will extend until Flextrend Development concludes the drilling and completion of the Garden Banks Block 117 #2 well. During the nine months ended March 31, 1997, DeepFlex Partners and RIGCO reported operating revenue totaling $4.4 million and $9.1 million, respectively, related to these services. Net proceeds from the contract drilling services paid to DeepFlex Partners were used to pay interest and principal to DeepFlex on the PIK Notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I of the quarterly report and is intended to assist in the understanding of the Company's financial position and results of operations for the three and nine months ended March 31, 1997. Unless the context otherwise requires, references to the "Company" shall mean the assets and operations of DeepTech and its consolidated subsidiaries.

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

Leviathan serves as the general partner of the Partnership and currently owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech's interest). The Partnership's operations consist primarily of the gathering and transportation of natural gas and crude oil through its pipeline systems and the development and production of oil and gas reserves from three proved properties.

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the flextrend and deepwater areas of the Gulf and offshore eastern Canada. DeepTech currently owns approximately 37% of Tatham Offshore's outstanding common stock. In addition, DeepTech owns, through DeepFlex, 4.7 million shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock, 1.0 million shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock and 4.3 million shares of Tatham Offshore's Mandatory Redeemable Preferred Stock. The Partnership owns 7,500 shares of Senior Preferred Stock of Tatham Offshore which is convertible into Series A 12% Convertible Exchangeable Preferred Stock under certain circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Oil and gas sales from the Company's marketing operations totaled $34.1 million for the three months ended March 31, 1997 as compared with $18.2 million for the three months ended March 31, 1996. During the three months ended March 31, 1997 and 1996, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership, Tatham Offshore and third-party producers. The increase in oil and gas sales is a result of the initiation of production from three oil and gas properties owned by the Partnership and Tatham Offshore during 1996. During the three months ended March 31, 1997, the Company sold 11,147 million cubic feet ("MMcf") of gas and 315,000 barrels of oil at average prices of $2.44 per thousand cubic feet ("Mcf") and $21.93 per barrel, respectively. During the same period in 1996, the Company sold 5,488 MMcf of gas and 125,000 barrels of oil at average prices of $2.86 per Mcf and $19.99 per barrel, respectively.

Drilling services totaled $4.5 million for the three months ended March 31, 1997 and included revenue from contract drilling services provided by the Company's FPS Laffit Pincay.

Equity in earnings totaled $3.0 million for the three months ended March 31, 1997 as compared with $5.9 million for the same period in 1996. Equity in earnings for the three months ended March 31, 1997 primarily included equity earnings of the Partnership whereas equity in earnings for the three months ended March 31, 1996 included equity earnings of the Partnership and Tatham Offshore of $3.0 million and $2.9 million, respectively. During the three months ended March 31, 1997, the Partnership had total operating revenue of $31.0 million as compared with $19.6 million for the three months ended March 31, 1996. For the three months ended March 31, 1997, the total gathering and transportation throughput, net to the Partnership, was 248 billion cubic feet ("Bcf") of gas and 3.7 million barrels of oil as compared with 242 Bcf of gas for the three months ended March 31, 1996. In addition, the Partnership produced and sold 6,191 MMcf of gas and 203,000 barrels of oil at average prices of $2.15 per Mcf and $22.53 per barrel, respectively, during the three months ended March 31, 1997. During the same period in 1996, the Partnership produced and sold 2,998 MMcf of gas at an average price of $3.00 per Mcf. During the three months ended March 31, 1996, Tatham Offshore had total operating revenue of $5.9 million and net nonoperating revenue of $9.1 million which was primarily related to the sale of the Assigned Properties to Flextrend Development. During the three months ended March 31, 1996, Tatham Offshore sold 1,285 MMcf of gas and 110,000 barrels of oil at $2.92 per Mcf and $19.57 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $4.4 million for the three months ended March 31, 1996. In addition, Tatham Offshore's net income was reduced by $0.1 million in preferred stock dividends in arrears for the three months ended March 31, 1996.

Oil and gas purchases by the Company's marketing operations for the three months ended March 31, 1997 totaled $33.5 million as compared with $18.0 million for the same period in 1996. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the three months ended March 31, 1997, the Company purchased 11,147 MMcf of gas and 295,000 barrels of oil at average prices of $2.42 per Mcf and $21.75 per barrel, respectively. During the three months ended March 31, 1996, the Company purchased 5,485 MMcf of gas and 125,000 barrels of oil at average prices of $2.84 per Mcf and $19.59 per barrel, respectively.

Operating expenses for the three months ended March 31, 1997 totaled $2.5 million and included costs to operate the Company's FPS Laffit Pincay.

Losses of equity investees for the three months ended March 31, 1997 totaled $0.1 million which was primarily equity losses of Tatham Offshore and DeepFlex Partners as compared with $0.2 million for the three months ended March 31, 1996 which was equity losses of DeepFlex Partners. During the three months ended March 31, 1997, Tatham Offshore had total operating revenue of $6.2 million and nonoperating income of $0.2 million. During the three months ended March 31, 1997, Tatham Offshore sold 2,075 MMcf of gas and 45,000 barrels of oil at average prices of $2.51 per Mcf and $22.39 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $5.4 million and other expenses totaled $2.1 million for the three months ended March 31, 1997. In addition, Tatham Offshore's net income was reduced by $1.0 million in preferred stock dividends in arrears for the three months ended March 31, 1997. During the three months ended March 31, 1997 and 1996, DeepFlex Partners recorded a net loss of $0.4 million and $4,000, respectively.

Depreciation and amortization totaled $0.4 million for the three months ended March 31, 1997 as compared with $43,000 for the same period in 1996. The increase in depreciation and amortization related to depreciation of the Company's FPS Laffit Pincay which was acquired by RIGCO on September 30, 1996.

General and administrative expenses for the three months ended March 31, 1997 totaled $0.6 million as compared with $0.4 million for the same period in 1996.

Operating income for the three months ended March 31, 1997 totaled $4.5 million as compared with an operating income of $5.4 million for the same period in 1996. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended March 31, 1997 totaled $1.9 million as compared with $3.5 million for the same period in 1996. Interest and other income for the three months ended March 31, 1997 included interest income derived from (i) the Subordinated Notes of $1.7 million and
(ii) other affiliate debt and available cash of $0.2 million. Interest and other income for the three months ended March 31, 1996 included interest income derived from (i) the Subordinated Notes of $1.8 million, (ii) the PIK Notes payable from DeepFlex Partners of $1.1 million and (iii) other of $0.6 million.

Interest and other financing costs for the three months ended March 31, 1997 totaled $3.3 million as compared with $3.9 million for the same period in 1996. Interest and other financing costs for the three months ended March 31, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.3 million,
(iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.1 million, (iv) interest related to the Wilrig AS promissory notes of $0.1 million and (v) other interest of $0.1 million. In addition, the Company capitalized $2.2 million of interest costs related to the RIGCO Credit Facility during the three months ended March 31, 1997 in connection with the FPS Bill Shoemaker make-ready project. Interest and other financing costs for the three months ended March 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million,
(ii) interest and amortization of debt issue costs related to the Term Loan and affiliate debt of $0.5 million, (iii) interest related to the Highwood Notes and Wilrig Notes of $0.5 million and (iv) interest expense related to other debt of $0.2 million.

During the three months ended March 31, 1997, the Company recorded income tax expense of $1.1 million as compared with $1.8 million for the three months ended March 31, 1996.

After taking into account a $0.4 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the three months ended March 31, 1997 totaled $1.7 million. For the three months ended March 31, 1996, the Company reported net income of $3.1 million after taking into account a $0.4 million loss resulting from minority interests in consolidated subsidiaries.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1996

Oil and gas sales from the Company's marketing operations sales totaled $89.7 million for the nine months ended March 31, 1997 as compared with $27.0 million for the nine months ended March 31, 1996. During the nine months ended March 31, 1997 and 1996, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership, Tatham Offshore and third-party producers. The increase in oil and gas sales is a result of the initiation of production from three oil and gas properties owned by the Partnership and Tatham Offshore during 1996. During the nine months ended March 31, 1997, the Company sold 29,252 MMcf of gas and 893,000 barrels of oil at average prices of $2.38 per Mcf and $22.54 per barrel, respectively. During the same period in 1996, the Company sold 7,300 MMcf of gas and 409,000 barrels of oil at average prices of $2.64 per Mcf and $18.85 per barrel, respectively.

Drilling services totaled $9.1 million for the nine months ended March 31, 1997 and included revenue from contract drilling services provided by the Company's FPS Laffit Pincay from October 1, 1996 through March 31, 1997. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed below.

Equity in earnings totaled $8.6 million for the nine months ended March 31, 1997 as compared with $10.0 million for the same period in 1996. Equity in earnings for the nine months ended March 31, 1997 primarily included equity earnings of the Partnership and DeepFlex Partners of $8.4 million and $0.2 million, respectively, whereas equity in earnings for the nine months ended March 31, 1996 included equity earnings of the Partnership, DeepFlex Partners and Tatham Offshore of $6.6 million, $1.9 million and $1.5 million, respectively. During the nine months ended March 31, 1997, the Partnership had total operating revenue of $84.3 million as compared with $42.4 million for the nine months ended March 31, 1996. For the nine months ended March 31, 1997, the total gathering and transportation throughput, net to the Partnership, was 765 Bcf of gas and 4.0 million barrels of oil as compared with 668 Bcf of gas for the nine months ended March 31, 1996. In addition, the Partnership produced and sold 15,546 MMcf of gas and 571,000 barrels of oil at average prices of $2.17 per Mcf and $22.04 per barrel, respectively, during the nine months ended March 31, 1997. During the same period in 1996, the Partnership produced and sold 3,390 MMcf of gas at an average price of $2.93 per Mcf. DeepFlex Partners recorded net income of $0.1 million and $3.9 million for the nine months ended March 31, 1997 and 1996, respectively. Net income for the nine months ended March 31, 1996 included a gain of $5.1 million related to the sale of the FPS Eddie Delahoussaye. During the nine months ended March 31, 1996, Tatham Offshore had total operating revenue of $11.1 million and net nonoperating income of $16.4 million which was primarily related to the sale of three properties to Flextrend Development. For the nine months ended March 31, 1996, Tatham Offshore sold 1,999 MMcf of gas and 332,000 barrels of oil at average prices of $2.58 per Mcf and $17.97 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $17.7 million and other expenses totaled $4.0 million for the nine months ended March 31, 1996. In addition, Tatham Offshore's net income was reduced by $0.1 million in preferred stock dividends in arrears for the nine months ended March 31, 1996.

Oil and gas purchases by the Company's marketing operations for the nine months ended March 31, 1997 totaled $88.4 million as compared with $26.3 million for the nine months ended March 31, 1996. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the nine months ended March 31, 1997, the Company purchased 29,231 MMcf of gas and 873,000 barrels of oil at average prices of $2.36 per Mcf and $22.19 per barrel, respectively. During the nine months ended March 31, 1996, the Company purchased 7,309 MMcf of gas and 409,000 barrels of oil at average prices of $2.59 per Mcf and $17.90 per barrel, respectively.

Operating expenses for the nine months ended March 31, 1997 totaled $5.0 million and included costs to operate the Company's FPS Laffit Pincay subsequent to its acquisition by RIGCO on September 30, 1996. Operating costs for the nine months ended March 31, 1996 totaled $0.5 million and included costs to operate the Company's multi-purpose service vessel and to terminate the related charter agreement effective October 1, 1995.

Depreciation and amortization totaled $0.9 million for the nine months ended March 31, 1997 as compared with $0.2 million for the nine months ended March 31, 1996. The increase in depreciation and amortization related to depreciation of the Company's FPS Laffit Pincay, which was acquired by RIGCO on September 30, 1996, for the period from October 1, 1996 through March 31, 1997. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS

Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed above.

Losses of equity investees for the nine months ended March 31, 1997 totaled $0.2 million and was comprised of equity losses of Tatham Offshore. During the nine months ended March 31, 1997, Tatham Offshore had total operating revenue of $16.5 million and nonoperating income of $0.4 million. During the nine months ended March 31, 1997, Tatham Offshore sold 5,354 MMcf of gas and 153,000 barrels of oil at average prices of $2.43 per Mcf and $22.86 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $13.9 million and other expenses totaled $6.3 million for the nine months ended March 31, 1997. In addition, Tatham Offshore's net income was reduced by $3.0 million in preferred stock dividends in arrears for the nine months ended March 31, 1997.

General and administrative expenses for the nine months ended March 31, 1997 totaled $1.7 million as compared with $3.0 million for the nine months ended March 31, 1996. The decrease in general and administrative expenses was primarily attributable to decreases in salary and related expenses due to a reduction in personnel and the restructuring of certain compensation arrangements.

Operating income for the nine months ended March 31, 1997 totaled $11.1 million as compared with operating income of $7.5 million for the nine months ended March 31, 1996. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the nine months ended March 31, 1997 totaled $7.0 million as compared with $11.1 million for the nine months ended March 31, 1996. Interest and other income for the nine months ended March 31, 1997 included interest income derived from (i) the Subordinated Notes of $5.3 million, (ii) the PIK Notes payable from DeepFlex Partners of $1.2 million and
(iii) other affiliate debt and available cash of $0.5 million. Interest and other income for the nine months ended March 31, 1996 included interest income derived from (i) the Subordinated Notes of $5.3 million, (ii) the PIK Notes payable from DeepFlex Partners of $4.7 million, (iii) interest earned on available cash of $0.2 million and (iv) other of $0.9 million.

Interest and other financing costs for the nine months ended March 31, 1997 totaled $11.6 million as compared with $9.6 million for the nine months ended March 31, 1996. Interest and other financing costs for the nine months ended March 31, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $8.1 million, (ii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.8 million, (iii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.3 million, (iv) interest related to the Wilrig AS promissory notes of $0.6 million, (v) interest and amortization of debt issue costs related to the Term Loan of $0.9 million and (vi) interest related to other debt of $0.9 million. In addition, the Company capitalized $3.8 million of interest costs related to the RIGCO Credit Facility during the nine months ended March 31, 1997 in connection with the FPS Bill Shoemaker make-ready project. Interest and other financing costs for the nine months ended March 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $8.0 million, (ii) interest related to the Highwood Notes and Wilrig Notes of $1.1 million and (iii) interest and amortization of debt issue costs related to the Term Loan and affiliate debt of $0.5 million.

During the nine months ended March 31, 1997, the Company recorded income tax expense of $2.2 million as compared with $3.4 million for the nine months ended March 31, 1996.

After taking into account a $1.0 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the nine months ended March 31, 1997 totaled $3.3 million. For the nine months ended March 31, 1996, the Company reported net income of $5.9 million after taking into account a $0.7 million loss resulting from minority interests in consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

Sources of cash. As a holding company whose material assets consist primarily of stock of the Subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by the Subsidiaries (principally the Subordinated Notes issued by Tatham Offshore) to pay its operating expenses, service its debt and satisfy its other obligations. In addition, DeepTech may receive proceeds from the exercise of outstanding warrants to purchase shares of DeepTech common stock.

DeepTech has entered into management agreements with each of the Subsidiaries. The management fees charged to the Subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such Subsidiary for operational, financial, accounting and administrative services. Effective July 1, 1996, DeepTech amended its management agreements with each Subsidiary and began charging Leviathan, Tatham Offshore, DeepFlex and Offshore Marketing a management fee equal to 54%, 24%, 18% and 4%, respectively, of DeepTech's overhead expenses. For the nine months ended March 31, 1997, Leviathan, Tatham Offshore and Offshore Marketing made their required cash payments to DeepTech for their management fees. Leviathan was reimbursed by the Partnership for management fees relating to the conduct and business of the Partnership. DeepFlex, which is currently charged 18% of DeepTech's general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

In addition to management fees, DeepTech receives, through dividends from Leviathan Holdings, an 85%-owned subsidiary of DeepTech, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and interest in certain subsidiaries of the Partnership. Leviathan, as general partner, is also entitled to the payment of incentive distributions if certain target levels of distributions are met. As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the nine months ended March 31, 1997 was $7.1 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

DeepTech currently holds Subordinated Notes issued by Tatham Offshore with an aggregate principal amount of $60.0 million. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears (an aggregate of approximately $7.1 million per year); provided, however, effective July 1, 1997, interest shall accrue at a rate of 13% per annum. For the nine months ended March 31, 1997, interest income under the Subordinated Notes totaled $5.3 million. The principal amount of the Subordinated Notes is payable in seven equal annual installments commencing August 1, 1999. See "-- Tatham Offshore -- Liquidity Outlook."

In connection with the issuance of the Highwood Notes, DeepTech granted Highwood Partners warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share which warrants were subsequently assigned to Westgate. On September 30, 1996, Westgate exercised these warrants resulting in $2.4 million of proceeds to DeepTech. DeepTech has agreed to register the shares of common stock acquired by Westgate pursuant to the warrant agreement. A registration statement was filed on April 7, 1997 to register the common stock acquired by Westgate and certain other common stock.

In December 1996 and January 1997, the Company extended an offer to certain of its warrantholders whereby the exercise period for certain vested warrants could be extended for one, two or three years in consideration for the immediate exercise of 25%, 37.5% or 50%, respectively, of the warrants so designated by each warrantholder. To date, DeepTech has received $4.8 million in proceeds, has issued 1,080,701 shares of DeepTech common stock pursuant to the exercise of warrants and has extended the exercise period on 1,894,446 warrants as a result of this offer.

On November 1, 1995, DeepTech agreed to assume $1.7 million of an affiliate's accounts receivable from Tatham Offshore in exchange for reducing the affiliates' payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1.7 million of accounts receivable from Tahtam Offshore into the Affiliate Note which bears interest at 14.5% per annum, payable quarterly. The principal is due and payable in six monthly installments which began on January 31, 1997.

On September 30, 1996, RIGCO entered into the RIGCO Credit Facility for $65.0 million. Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker and to perform significant upgrades to the rig as well as to retire the Highwood Notes and the Term Loan. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes. The credit facility (i) is secured by the FPS Laffit Pincay and the FPS Bill Shoemaker, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) matures September 30, 1998 and (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning December 31, 1996. RIGCO incurred and capitalized debt issue costs related to the RIGCO Credit Facility of $3.9 million which are being amortized over the two-year life of the credit facility. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $4.6 million for the nine months ended March 31, 1997. The Company capitalized $3.8 million of such interest costs during the period in connection with the make-ready project on the FPS Bill Shoemaker. In connection with providing the RIGCO Credit Facility, syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity. In April 1997, the RIGCO Credit Facility was amended to provide for an additional $12.0 million to fund the remaining upgrades to the FPS Bill Shoemaker.

From February 1996 until May 1997, DeepFlex Partners' FPS Laffit Pincay provided contract drilling services to Flextrend Development. During the nine months ended March 31, 1997, DeepFlex Partners and RIGCO provided services totaling $4.4 million and $9.1 million, respectively, under this agreement. Net proceeds from the contract drilling services paid to DeepFlex Partners through September 30, 1996 were used to pay interest and principal to DeepFlex on the PIK Notes. The RIGCO Credit Facility does not permit payments on the PIK Notes until the credit facility has been repaid.

In May 1997, the FPS Laffit Pincay was contracted to a major oil company to drill one well in the Garden Banks area of the Gulf. This drilling contract includes three one well options at market prices.

Upon completion of an extensive drilling make-ready upgrade, the FPS Bill Shoemaker will be mobilized to Canada for a drilling contract with a major oil company to drill two wells. The drilling make-ready is anticipated to be completed by the middle of May 1997.

Uses of Cash. The Company's capital requirements primarily consist of (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled interest payments on the RIGCO Credit Facility of $2.2 million per quarter or $8.8 million on an annual basis and scheduled principal payments equal to excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter, (iii) scheduled interest payments on the Senior Subordinated Notes of $422,000 per quarter, or $1.7 million on an annual basis and (iv) amounts necessary to pay general and administrative and other operational expenses.

In addition, the Company anticipates that its immediate capital expenditure requirements will include additional investments in its contract drilling services business, consisting of the remaining capital expenditures necessary to complete an extensive upgrade, repair and refurbishment program on the FPS Bill Shoemaker to enable it to perform contract drilling services. As of April 30, 1997, the Company has incurred $43.6 million related to the upgrade, repair and refurbishment program on the FPS Bill Shoemaker. The Company anticipates that the remaining capital requirements necessary to complete the upgrades on the FPS Bill Shoemaker will be funded with proceeds from the RIGCO Credit Facility, as amended.

In December 1996, DeepFlex exercised 1,016,957 Tatham Offshore warrants to acquire shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred stock at $1.00 per share. The remaining 4,312,086 Tatham Offshore warrants were automatically converted into 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred stock on January 1, 1997. See "--Tatham Offshore."

On January 15, 1997, DeepTech issued $6.0 million of Renewal Notes and paid $640,000 in principal in settlement of $6,640,000 of Subordinated Promissory Notes payable to affiliates which matured on that date. On January 23, 1997, DeepTech paid $1,650,000 principal amount of the Wilrig Notes and issued $15,350,000 of Senior Subordinated Notes to an investment banking firm in exchange for $9.35 million principal amount of the Wilrig Notes, $6.0 million of the Renewal Notes and the Wilrig Warrants which had been concurrently purchased by the investment banking firm. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly, and are due on May 31, 2000. The Company reimbursed such firm for legal fees and expenses of $60,000 and paid an underwriting fee of $307,000 in connection with such transaction. In addition, in conjunction with Mr. Tatham's agreement to sell the Renewal Notes to such firm, DeepTech agreed to assign the Wilrig Warrants to Mr. Tatham and further agreed to provide Mr. Tatham and members of his immediate family the right, until June 1, 1997, to accept an offer previously made to certain warrantholders to exercise 25%, 37.5% or 50% of their warrants in exchange for an extension of one, two or three years, respectively, in the expiration date of the remaining warrants. In addition, Mr. Tatham agreed to waive certain prepayment provisions in the Renewal Notes.

Liquidity Outlook. The Company intends to satisfy its capital requirements and other working capital needs primarily from cash on hand and cash provided from management fees, dividends funded by distributions from the Partnership, interest on the Subordinated Notes and funds provided from the RIGCO Credit Facility. As of March 31, 1997, the Company had $5.1 million of funds available.

The Company anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in 1998 and beyond. These obligations include the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due in September 1998, the repayment of DeepTech's Senior Subordinated Note which is due in May 2000 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through (i) the issuance of additional debt or debt refinancing, (ii) the sale of equity securities at the subsidiary level, (iii) a repayment of amounts due DeepTech from Tatham Offshore and/or DeepFlex and/or

(iv) the exercise of additional outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that the Company will be able to raise capital on terms it deems acceptable on a timely basis. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

In April 1997, the Board of Directors of DeepTech authorized the repurchase of up to 1,000,000 shares of DeepTech common stock through September 30, 1997. The number of shares actually acquired by DeepTech will depend on subsequent developments and corporate needs. This repurchase program has been designed to enhance and improve shareholder value and liquidity and may be interrupted or discontinued at any time. DeepTech anticipates funding the cash requirements for the stock repurchase program with cash on hand and/or cash provided through the exercise of outstanding warrants to acquire common stock. As of May 9, 1997, DeepTech has approximately 9.6 million shares issuable upon the exercise of outstanding warrants, 3.3 million shares of which are exercisable at prices ranging from $4.00 per share to $10.00 per share and which expire during the period from July 1997 to December 1997.

The Company has never declared or paid dividends on its common stock and expects to retain all available earnings generated by its operations for the growth and development of the business.

THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the three months ended March 31, 1997 totaled $12.9 million. At March 31, 1997, the Partnership had cash and cash equivalents of $3.0 million.

Cash from continuing operations is derived from (i) payments for gathering and transporting gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from the Partnership's equity investees which include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS"), Viosca Knoll Gathering System ("Viosca Knoll"), Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), West Cameron Dehydration Company ("West Cameron Dehy"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") and Nautilus Pipeline Company, L.L.C. ("Nautilus") (collectively, the "Equity Investees") and (iv) the sale of oil and gas attributable to the Partnership's interest in three producing properties.

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during the three months ended March 31, 1997 totaled $5.3 million.

In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. As of March 31, 1997, Stingray had $21.75 million outstanding under its term loan agreement, which is principally secured by current and future gas transportation contracts between Stingray and its customers.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction of the second and third phases of the Poseidon Oil Pipeline and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. As of March 31, 1997, POPCO had $101.5 million outstanding under the POPCO Credit Facility which is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. Currently, approximately $14.0 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. As of March 31, 1997, Viosca Knoll had $34.4 million outstanding under the Viosca Knoll Credit Facility which is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations.

The Partnership owns an interest in and is operator of three producing oil and gas properties. The Viosca Knoll Block 817 project is currently producing a total of approximately 106.0 MMcf of gas and 313 barrels of oil per day. Flextrend Development owns a 75% working interest in this property, one-half of which is subject to certain reversionary rights held by Tatham Offshore. The Garden Banks Block 72 lease, which began producing in May 1996, is currently producing an average of 3,250 barrels of oil, 12.5 MMcf of gas and 130 barrels of water per day. The Garden Banks Block 117 #1 well, which began producing in July 1996, is currently producing an average of approximately 1,500 barrels of oil, 3.3 MMcf of gas and 4,000 barrels of water per day. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which should be placed on production during May 1997. Flextrend Development owns a 50% working interest in each of these two Garden Banks properties, one-half of which is subject to certain reversionary rights held by Tatham Offshore.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. As of March 31, 1997, borrowings totaled $219.0 million under the Partnership Credit Facility bearing interest at an average floating rate of 6.5% per annum. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including incentive distributions, as applicable,
(ii) expenditures for the maintenance of the pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) management fees and other operating expenses, (v) contributions to Equity Investees and (vi) debt service on its outstanding indebtedness.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution per Unit per quarter. At the current distribution rate of $0.425 per Unit, the quarterly Partnership distributions total $11.1 million in respect of the Preference Units, Common Units and general partner interest ($44.6 million on an annual basis, including $13.8 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.425 per Preference and Common Unit for the foreseeable future.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. In February 1997, the general partner received an Incentive Distribution of $0.4 million and in May 1997 will receive an Incentive Distribution of $0.6 million.

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus to build and operate an interstate natural gas pipeline system, and Manta Ray Offshore to acquire, operate and extend an existing gathering system that will be connected to the Nautilus system, once the Nautilus system is constructed. Each of the two new companies was formed to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The total cost of the two systems, including substantially all of the Manta Ray Offshore system which was contributed to Manta Ray Offshore by the Partnership, is estimated to be approximately $270.0 million. The Nautilus system, a new jurisdictional interstate pipeline, will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to the Exxon Company USA operated Garden City gas processing plant, onshore Louisiana. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing

Bank Block 873 to the east and Green Canyon Block 65 to the west. Affiliates of Marathon and Shell have committed to each of the Nautilus and Manta Ray Offshore systems significant deep water acreage positions in the area, including the recently announced Troika field (Green Canyon Block 244), and will provide the majority of the capital funding for the new construction. The Partnership will provide some funding in addition to its contribution of the Manta Ray Offshore system.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1997 will relate to continuing acquisition and construction activities as well as the remaining expenditures associated with the initiation of production from the second well at Garden Banks Block 117. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility. The Partnership may contribute existing assets to new joint ventures as partial consideration for its ownership interest therein. POPCO began construction of phase III of the Poseidon Oil Pipeline, a 24-inch diameter pipeline from Calliou Island to Houma, Louisiana, which is expected to be operational in late 1997. The majority of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. In addition, the majority of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's capital expenditures and equity investments for the three months ended March 31, 1997 were $8.6 million.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $3.9 million for the three months ended March 31, 1997. The Partnership capitalized $0.8 million of such costs in connection with construction projects and drilling activities during the period.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At March 31, 1997, Tatham Offshore had $10.7 million of cash and cash equivalents.

Cash from continuing operations is derived primarily from production from Tatham Offshore's Viosca Knoll Block 817 project which is currently producing a total of approximately 106.0 MMcf of gas and 313 barrels of oil per day. Tatham Offshore currently owns a 25% working interest in the Viosca Knoll Block 817 project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

Tatham Offshore also has producing wells at Ewing Bank Block 914 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. During the three months ended March 31, 1997, the Ewing Bank 914 #2 well produced an average of approximately 370 barrels of oil and 0.8 MMcf of gas per day. In April 1997, the Ewing Bank 914 #2 well was shut-in due to mechanical problems with the well. Tatham Offshore is currently evaluating the alternatives available to restore production on the Ewing Bank 914 #2 well. The Silent Beauty project is currently producing at a rate of approximately 6.1 MMcf of gas and 80 barrels of oil per day.

As a result of a rights offering in February 1996, Tatham Offshore received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $.50 per warrant. A total of 20,129,571 Warrants were exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $20.1 million in proceeds to Tatham Offshore.

On January 1, 1997, the remaining 4,991,377 Warrants outstanding were automatically converted, without any action on the part of the holder thereof, into an equal number of shares of Mandatory Redeemable Preferred Stock with a liquidation preference of $0.50 per share. At any time until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of Tatham Offshore. Through April 30, 1997, a total of 745,029 shares of Series A Preferred Stock had been converted into 1,756,539 shares of Tatham Offshore common stock.

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests including its obligations under the Drilling Arrangement discussed below, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) payments due under the management agreement with DeepTech and
(vi) amounts due under the Affiliate Note.

As of March 31, 1997, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issuable, all of which were held by DeepTech. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the nine months ended March 31, 1997, Tatham Offshore paid DeepTech $5.3 million in interest on the Subordinated Notes.

During the nine months ended March 31, 1997, Tatham Offshore completed its abandonment of its West Cameron 436 property, in which it owns a 47% working interest, at a net cost to Tatham Offshore of $1.0 million. For the nine months ended March 31, 1997, Tatham Offshore's production payment obligations totaled $2.0 million.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Also, Tatham Offshore is obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817 property.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the nine months ended March 31, 1997, Tatham Offshore was charged $2.3 million in management fees pursuant to this agreement.

On November 1, 1995, Tatham Offshore converted $1.7 million of its accounts payable to an affiliate into the Affiliate Note. The principal is payable to DeepTech in six monthly installments which began on January 31, 1997. Tatham Offshore has made $1.2 million of principal payments to DeepTech through April 30, 1997.

Liquidity Outlook. In order to improve liquidity and partially address its capital requirements in recent years, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Bank Block 117 properties (the "Assigned Properties") to Flextrend Development for $30 million, (ii) raised additional equity through the sale of Warrants and Series A, B and C Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the levels of services required under its management agreement with DeepTech.

Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Viosca Knoll Block 817 (Phar Lap) is currently producing approximately 106.0 MMcf of gas and 313 barrels of oil per day. In addition, five producing wells on Garden Banks Block 72 (Spectacular
Bid) are currently producing approximately 3,250 barrels of oil, 12.5 MMcf of gas and 130 barrels of water per day. The Garden Banks Block 117 (Spend A Buck) property is currently producing approximately 1,500 barrels of oil, 3.3 MMcf of gas and 4,000 barrels of water per day from one well. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which should be placed on production during May 1997.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117) after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the

Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of March 31, 1997, the Payout Amount was $48.1 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $90.4 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $14.7 million reduced by (b) the sum of (i) net revenue of $53.4 million and (ii) forgiveness of $43.2 million of the Payout Amount as a result of Flextrend Development's decision to retain 50% of the acquired working interest in the Assigned Properties. Tatham Offshore and the Partnership have agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment.

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

Tatham Offshore has recently begun evaluating opportunities to acquire certain license interests offshore eastern Canada. Emphasis is being placed on license interests that could be acquired in exchange for (i) new securities to be issued by Tatham Offshore, (ii) convertible notes to be issued by Tatham Offshore,
(iii) a portion of Tatham Offshore's existing leasehold interests, particularly its Sunday Silence field, or (iv) in connection with Tatham Offshore's rights to utilize the FPS Bill Shoemaker.

Tatham Offshore currently intends to fund its operations with cash on hand and cash from continuing operations. The restructuring of Tatham Offshore's existing demand charge obligations with the Partnership, the reduction of its overhead, the initiation of full production from the Viosca Knoll Block 817 (Phar Lap) project and improved commodity prices enabled Tatham Offshore to generate approximately $0.7 million in positive cash flow for the three months ended March 31, 1997. Tatham Offshore does not anticipate generating significant positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow Tatham Offshore to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of one-half of the Assigned Properties or (iii) the initial production from Tatham Offshore's Sunday Silence field. In order to initiate production from the Sunday Silence field, Tatham Offshore will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that Tatham Offshore will be able to obtain additional financing on terms that are acceptable to Tatham Offshore.

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

The ability of Tatham Offshore to satisfy its future capital needs will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although Tatham Offshore has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, Tatham Offshore has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. For federal leases acquired prior to November 20, 1995, an applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. Tatham Offshore submitted an application relative to its Sunday Silence field which was deemed complete by the Minerals Management Service ("MMS") effective November 13, 1996. Under federal law, the MMS has up to 180 days to evaluate the application once the application is deemed complete. In February 1997, the MMS requested additional information and clarification of the submitted data which tolled the review period until this information was supplied by Tatham Offshore. Tatham Offshore submitted the additional information requested by the MMS in March 1997, and the MMS resumed its review of Tatham Offshore's application. The 180-day review period now extends through June 8, 1997. Tatham Offshore believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that Tatham Offshore will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, successfully develop the Sunday Silence field or initiate production therefrom on a timely basis, if at all.

Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

This quarterly report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's and its affiliates results of operations and financial condition are: (i) competitive practices in the industry in which the Company and its affiliates compete, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Company's and its affiliates' operations in particular, (iii) environmental liabilities to which the Company and its affiliates may become subject in the future that are not covered by an indemnity or insurance, (iv) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays and (v) the impact of oil and natural gas price fluctuations. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

                           EX-27 Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DEEPTECH INTERNATIONAL INC.




Date:  May 14, 1997                          /s/ JANET E. SIKES
                                             ------------------
                                             Janet E. Sikes
                                             Treasurer and Secretary
                                             (Principal Accounting Officer)





Date:  May 14, 1997                          /s/ DENNIS A. KUNETKA
                                             ---------------------
                                             Dennis A. Kunetka
                                             Senior Vice President -
                                             Corporate Finance

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27                   Financial Data Schedule