Form 10-K
period 1997-06-30
DEEPTECH INTERNATIONAL INC
filed 1997-09-29
CIK 890647

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from [____] to [____]

                         Commission File Number 0-23934

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

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                       12% Senior Secured Notes due 2000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of September 2, 1997, there were outstanding 19,927,228 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $82.8 million.

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

===============================================================================

                          DEEPTECH INTERNATIONAL INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1997

                                     INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I

     Items 1 & 2. Business and Properties..................................................................1
     Item 3.      Legal Proceedings.......................................................................27
     Item 4.      Submission of Matters to a Vote of Security Holders.....................................27

PART II

     Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters....................28
     Item 6.      Selected Financial Data.................................................................32
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................33
     Item 8.      Financial Statements and Supplementary Data.............................................46
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................46

PART III

     Item 10.     Directors and Executive Officers of the Registrant......................................47
     Item 11.     Executive Compensation..................................................................48
     Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................48
     Item 13.     Certain Relationships and Related Transactions..........................................48

PART IV
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................49

         The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K ("Annual Report"). Unless the context otherwise requires, references in this Annual Report to "DeepTech" shall mean DeepTech International Inc., a Delaware corporation, and references to the "Company" or its operations shall mean DeepTech and its consolidated subsidiaries, including Leviathan Gas Pipeline Company, a Delaware corporation, (indirectly 85%-owned) ("Leviathan"), DeepFlex Production Services, Inc., a Delaware corporation, (100%-owned) ("DeepFlex Services"), Offshore Gas Marketing, Inc., a Texas corporation, (80%-owned) ("Offshore Marketing") and Offshore Gas Processors, Inc., a Texas corporation, (85%-owned) ("Offshore Processors") (each an "Operating Subsidiary," collectively, the "Operating Subsidiaries"), and their respective consolidated subsidiaries and operations and Tatham Offshore, Inc. and its consolidated subsidiaries and operations. Leviathan is the general partner of Leviathan Gas Pipeline Partners, L.P., a Delaware limited partnership (together with its consolidated subsidiaries, the "Partnership"), in which DeepTech owns an indirect 23.2% effective interest. Tatham Offshore, Inc., a Delaware Corporation, (including its consolidated subsidiaries, "Tatham Offshore"), a
36.6 % owned affiliate of DeepTech, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") and in the development of offshore pipeline infrastructure offshore eastern Canada. For a description of certain terms used herein relating to the oil and gas industry, see Items 1 & 2. "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 & 2.   BUSINESS AND PROPERTIES

OVERVIEW

         The Company is a diversified energy company engaged, through the Operating Subsidiaries and Tatham Offshore, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf and offshore eastern Canada. DeepTech was formed in 1989 and, through the Operating Subsidiaries, Tatham Offshore and certain joint ventures, owns interests in (i) two second generation semisubmersible drilling rigs, (ii) nine natural gas pipelines (the "Gas Pipelines"), (iii) a crude oil pipeline, (iv) five strategically located multi-purpose platforms and (v) oil and gas leases which currently cover 94,720 gross (82,580 net) acres in the Gulf.

         The following chart depicts the ownership structure of DeepTech, the Operating Subsidiaries and certain related entities. The ownership percentages indicated below reflect the ownership of the outstanding common stock of each of the indicated Operating Subsidiaries and Tatham Offshore and the general and limited partner interests in the Partnership.

                                    [GRAPH]

(a)  Owned by two 100% owned subsidiaries of DeepFlex Services.

(b) The entity's activities are included in the consolidated results of the Company.

(c) The entity's activities are included in the results of the Company as equity earnings (losses).

o    Public entity

         The following discussion provides certain information regarding the Company's operations as of September 2, 1997, unless otherwise indicated.

CONTRACT DRILLING SERVICES

         GENERAL

         The Company conducts its contract drilling services through an indirect wholly-owned subsidiary, RIGCO North America, L.L.C. ("RIGCO"), which was formed in September 1996. RIGCO is engaged in the contract drilling of offshore oil and gas wells located primarily in the Gulf and offshore eastern Canada. RIGCO owns two second generation semisubmersible rigs, the FPS Laffit Pincay and the FPS Bill Shoemaker. RIGCO acquired the FPS Laffit Pincay from DeepFlex Production Partners, L.P. ("DeepFlex Partners"), which is effectively owned 50% by DeepFlex Services and 50% by an affiliate of Coflexip Stena Offshore, Inc., by assuming $40.1 million of payment-in-kind indebtedness ("PIK Notes") issued by DeepFlex Partners payable to DeepFlex Services. RIGCO acquired the FPS Bill Shoemaker through a merger of Deepwater Drillers, L.L.C. ("Deepwater Drillers") with and into RIGCO. At formation, Deepwater Drillers was owned 50% by a wholly-owned subsidiary of DeepFlex Services and 50% by Highwood Partners, L.P. ("Highwood Partners"). In June 1996, the Company acquired the remaining 50% of Deepwater Drillers from Highwood Partners in exchange for an aggregate of $14.5 million in cash and notes.

         Extensive repair, refurbishment, improvement and upgrade programs were completed on the FPS Laffit Pincay in February 1996 and the FPS Bill Shoemaker in July 1997 to enable them to conduct contract drilling services. Pursuant to management and charter agreements ("Charter Agreements") with RIGCO, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") markets, mans and operates both rigs.

         DESCRIPTION OF PROPERTIES

         Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semisubmerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically positioned by anchors or thrusters (dynamic positioning) and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line.

         FPS Laffit Pincay. The FPS Laffit Pincay is a second generation semisubmersible drilling rig of Penrod/Reineke design. It is capable of drilling to depths of 25,000 feet, in water depths of up to 1,200 feet and has a drilling variable load of approximately 2,000 short tons, a 10,000 psi blow-out prevention system, 1,600 barrel mud pits and six 80,000 pound Shaffer riser tensioners. This rig was constructed in 1976 and was completely refurbished, upgraded and renovated in 1996. Such upgrades included the installation of a VARCO TDS-3S top-drive system and a new SCR system. Currently, the FPS Laffit Pincay is operating in the deepwater area of the Gulf.

         FPS Bill Shoemaker. The FPS Bill Shoemaker is a self-propelled, twin pontoon, eight column, second generation semisubmersible drilling rig of Aker H-3 design. It is capable of drilling to depths of 25,000 feet, in water depths of up to 1,500 feet and has a drilling variable load of approximately 3,500 metric tons, a VARCO TDS-4S top-drive drilling system, a 10,000 psi blow-out prevention system, 2,000 barrel mud pits and eight 80,000 pound riser tensioners. This rig was constructed in 1976 and has been extensively refurbished, repaired, renovated and upgraded within the last year at a cost of approximately $55 million. The upgrades included the installation of a new heliport, mud booster line, third mud pump, a third level of accommodations for personnel and a new SCR system. In addition, the rig underwent a complete winterization program and is able to operate in harsh environments in areas such as offshore eastern Canada where it is currently located.

         MANAGEMENT OF RIGS

         In 1995 and 1996, RIGCO entered into the Charter Agreements with Sedco Forex for the management and operation of the FPS Laffit Pincay and the FPS Bill Shoemaker. Under these agreements, Sedco Forex is responsible not only for the management, maintenance and operation of the rigs, but also for the marketing of such rigs worldwide and for increasing their utilization rates. Although Sedco Forex has the right to negotiate drilling contracts with respect to each rig; RIGCO has the right to accept or reject any drilling contracts and to approve certain other matters.

   Pursuant to the Charter Agreements, Sedco Forex is paid a monthly fee which is comprised of a fixed amount and a variable amount based on performance. The estimated total amount to be paid to Sedco Forex under each of these agreements is dependent on the drilling rates received for the rigs, the costs of operating and maintaining the rigs, the utilization rates of the rigs and the term of the Charter Agreements, among other things. The term of each of the Charter Agreements is for a period of 5 years. If either of these agreements are not renewed or extended by mutual agreement, then management believes that it can find an alternative company to manage and operate the rigs for a reasonable fee and within a reasonable period of time.

   DRILLING CONTRACTS

   Most drilling contracts are structured on a dayrate, footage or turnkey basis. They usually extend over a period of time covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and may be terminated by the customer in the event that the drilling unit is destroyed or lost, drilling operations are suspended for a specified period of time as a result of a breakdown of major equipment or other events occur which are beyond the control of either party. In many instances, the contract term may be extended by the customer exercising options for the drilling of additional wells at fixed or mutually agreed upon terms. RIGCO's contracts, through Sedco Forex, to provide offshore drilling services vary in their terms and provisions. Most of RIGCO's drilling contracts are obtained through competitive bids or through negotiations with customers. To date, RIGCO has entered only into dayrate contracts, although RIGCO may enter into non-dayrate contracts in the future, depending on market conditions, profit potential and risk exposure, among other things.

   A dayrate drilling contract generally provides for a basic drilling rate based on a fixed rate per day. Under such a contract, the customer usually bears a major portion of out-of-pocket costs of drilling and assumes most of the risk associated with drilling operations such as risk of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. In contrast, the risks to the contractor on non-dayrate contracts could be substantially greater than on a dayrate drilling contract because the contractor may, and often does, assume more of the risks associated with drilling operations generally assumed by the operator in a dayrate contract.

   The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. In periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts that give contractors the flexibility to profit from increasing dayrates. In contrast, during these periods, customers with reasonably definite drilling programs typically prefer longer term contracts to maintain dayrate prices at the lowest level possible.

   FPS Laffit Pincay. During the past fiscal year, RIGCO received revenue under two dayrate drilling contracts with respect to the FPS Laffit Pincay, with combined revenue of approximately $19.1 million. The first contract was with the Partnership for the completion of a previously drilled well and the drilling of a new well in Garden Banks Block 117. Under the second contract, the FPS Laffit Pincay is committed to Phillips Petroleum Company ("Phillips") for the drilling of one well at Garden Banks Block 70 in the Gulf with options to drill and/or complete three additional wells at various Gulf locations. Management believes that work under the Phillips contract will be completed by late September 1997. Pennzoil Producing Company ("Pennzoil") has agreed to drill up to two new wells following the completion of the two wells drilled by Phillips. Management anticipates that work under the Pennzoil contract will be completed by February 1998. Currently, Sedco Forex is involved in discussions with other producers regarding future commitment of the FPS Laffit Pincay. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Tatham Offshore -- Liquidity Outlook" for a description of Tatham Offshore's options with respect to the FPS Laffit Pincay and the FPS Bill Shoemaker.

   FPS Bill Shoemaker. In July 1997, the upgrade program for the FPS Bill Shoemaker was completed and the rig was mobilized to offshore eastern Canada under contract to Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). The FPS Bill Shoemaker is committed to Amoco Canada for a two well program which is expected to be completed by February 1998. Tatham Offshore has the option to either utilize the FPS Bill Shoemaker to drill one well offshore eastern Canada or outsource the rig to another customer. After completing the existing drilling commitments offshore eastern Canada, the FPS Bill Shoemaker is committed to Shell Offshore Inc. for a one year period. Shell Offshore Inc. has an option to extend the one-year contract for an additional six month period at mutually agreed rates.

   CUSTOMERS

   RIGCO provides offshore drilling services to a market that is comprised of major and independent oil and gas companies. Due to RIGCO's recent entry into the drilling services market, it is not yet well-known in such market and, therefore, has not established a stable client base. However, RIGCO is hopeful that it will develop such a client base through its arrangement with Sedco Forex and through the establishment of an operating history with its customers, although no assurance can be given with respect to if or when such client base or operating history might materialize.

   RIGCO operated only one rig, the FPS Laffit Pincay during the year ended June 30, 1997. The FPS Laffit Pincay worked continuously, from February 1996 (its in-service date) through the fiscal year end, for two customers. See " - Drilling Contracts." The inability of RIGCO to attract customers for the rigs would, and the loss of any customer could, have a material adverse impact on the Company's operations for such period of time as may be required to find other users for the rigs.

   COMPETITION

   The contract drilling industry is an intensely competitive industry where no one competitor is dominant. During the last three years, there have been several business consolidations which have reduced the fragmented nature of the drilling industry. Although this has decreased the total number of competitors, RIGCO believes that competition for drilling contracts will remain intense in the foreseeable future. Companies generally compete on the basis of price, workforce experience, equipment suitability and availability, reputation, expertise, technology and financial capability. While competition is primarily on a regional basis, rigs can be moved from one region to another, as well as between water depths, in response to changes in levels of drilling activity, subject to crew availability and mobilization expenses.

   Moreover, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig activation, enhancement and construction programs by RIGCO's competitors and, if present trends continue for an extended period, may lead to new entrants into the market. A significant increase in the supply of technologically-advanced rigs capable of drilling in deepwater, including drillships, may have an adverse effect on the average operating rates for RIGCO's rigs and on the overall utilization level of RIGCO's rigs. In addition, there is a general shortage in the industry of used drill pipe and other equipment, and, therefore, the cost and time required to obtain replacement drill pipe and other equipment is substantially greater than in prior periods and is currently escalating.

   RIGCO's ability to continue to generate business in the future is dependent primarily on the level of domestic oil and gas exploration and development activity and, in part, on its ability to adapt to new technology and drilling techniques as they become available. RIGCO competes with numerous other drilling contractors, some of whom are substantially larger than RIGCO and possess appreciably greater financial and other resources.

   INDUSTRY CONDITIONS

   The Company's contract drilling services business and operations depend principally upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. Historically, the offshore contract drilling industry has been highly competitive and cyclical, with periods of low demand, excess rig supply and low dayrates followed by periods of high demand, short rig supply and high dayrates. In the late 1980's and early 1990's, the offshore drilling market, particularly with respect to the Gulf, was adversely affected by depressed oil and natural gas prices and an overabundance of offshore drilling rigs. The prolonged weakness and uncertainty in the demand for and price of oil and natural gas resulted in a significant decline in exploration and production activities.

   Over the last two years, activity in the contract drilling industry and related oil service businesses has improved due to increased worldwide demand for oil and natural gas. In addition, the market for semisubmersible rigs capable of drilling in deepwater and harsh environments experienced a surge in demand and higher rates as a result, in part, of the increasing impact of technological advances that have broadened opportunities for offshore exploration and development. The semisubmersible rig markets have experienced increased utilization and significantly higher rates since 1995. However, the contract drilling industry is characterized by high capital and maintenance costs. See " - Maintenance." In order to remain competitive in such an industry, the Company will need to make additional investments in its contract drilling services business. Yet there can be no assurances that the Company will be able to raise capital on terms it deems acceptable, if at all, to fund any such investments. Furthermore, the Company cannot predict whether improved conditions will continue. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- The Company - Liquidity Outlook."

   MAINTENANCE

   The FPS Laffit Pincay and the FPS Bill Shoemaker require continuous and significant maintenance to remain operational, competitive and economically efficient. In addition to daily repairs and maintenance and planned monthly or annual maintenance, which may constitute as much as 20% to 25% of the aggregate operating expenditures of a properly maintained rig, semisubmersible rigs require periodic major maintenance, reworking and refurbishment, and replacement, if necessary, of major drilling equipment, power generation equipment, mooring systems and drill pipe. Because such major maintenance results in significant expenditures as well as the loss of revenue associated with the required downtime, it usually is scheduled over a rolling five year period and coordinated with other necessary operations and, where possible, business cycles. Both rigs have recently completed a total maintenance and refurbishment program. See " -- Description of Properties."

   If the FPS Laffit Pincay is used by Tatham Offshore under the Drilling Arrangement, it will need to be significantly upgraded to drill in water depths of 1,500 feet. Such upgrades would cost approximately $19 million and require at least five months of downtime. See Item 7. "Management's Discussion and Analysis -- Liquidity and Capital Resources -- Tatham Offshore -- Liquidity Outlook."

   Notwithstanding the age of its rigs, RIGCO believes that it will be feasible to continue to upgrade its rigs. However, there can be no assurance as to if, when or to what extent upgrades will continue to be made to such rigs, particularly in view of current rates that would be foregone by removing a rig from service for upgrade. If such upgrades are undertaken, there can be no assurance that the upgrades can be completed in a cost-effective manner or that there will be adequate demand for the rigs' services.

NATURAL GAS AND OIL PIPELINES

   GENERAL

   The Company, through the Partnership and certain of its joint ventures, owns interests in (i) the Gas Pipelines, (ii) a crude oil pipeline, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility.

   The Partnership conducts a significant portion of its business activities through operating joint ventures (the "Equity Investees"), organized as general partnerships or limited liability companies, with other major oil and gas companies. The Equity Investees include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U- T Offshore System ("UTOS") and Viosca Knoll Gathering Company ("Viosca Knoll"), which are partnerships, and Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore"), Nautilus Pipeline Company, L.L.C. ("Nautilus") and West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy"), which are limited liability companies.

   Through its 100%-owned operating subsidiaries and the Equity Investees, the Partnership owns interests in the Gas Pipelines, which are strategically located offshore Louisiana and eastern Texas, that gather and transport natural gas for producers, marketers, pipelines and end-users for a fee. The Gas Pipelines include 977 miles of pipeline with a throughput capacity of approximately 5.9 Bcf of gas per day. During the years ended December 31, 1996, 1995 and 1994, the Gas Pipelines transported an average of approximately
2.8 Bcf, 2.4 Bcf and 2.3 Bcf, respectively, of gas per day. Each of the Gas Pipelines interconnects with one or more long line transmission pipelines that provide access to multiple markets in the eastern half of the United States.

   None of the Gas Pipelines functions as a merchant to purchase and resell gas, thus avoiding the commodity risk associated with the purchase and resale of gas. Each of Nautilus, Stingray, HIOS and UTOS (together, the "Regulated Pipelines") is currently classified as a "natural gas company" under the Natural Gas Act of 1938, as amended (the "NGA"), and is therefore subject to regulation by the Federal Energy Regulatory Commission ("FERC"), including regulation of rates. None of Manta Ray Offshore, Green Canyon Pipe Line Company, L.L.C. ("Green Canyon"), Ewing Bank Gathering Company, L.L.C. ("Ewing Bank") or Viosca Knoll is currently considered a "natural gas company" under the NGA. By order dated March 13, 1997, the FERC declared that Tarpon Transmission Company ("Tarpon") would no longer be subject to NGA jurisdiction as a "natural gas company." See "--Regulation."

   The Partnership also owns a 36% interest in POPCO, which was formed to construct and operate the Poseidon Oil Pipeline ("Poseidon" and, collectively with the Gas Pipelines, the "Pipelines"). Poseidon is a major new sour crude oil pipeline system which was built in response to an increased demand for additional sour crude oil pipeline capacity in the central Gulf. Poseidon was placed in service in two phases, in April and December 1996. During 1996, Poseidon throughput averaged approximately 30,000 barrels of oil per day.

   The following table sets forth certain information with respect to the Pipelines. The throughput information represents the average throughput net to the Partnership's interest.



                                                            MANTA
                                          GREEN              RAY         VIOSCA
                                          CANYON  TARPON   OFFSHORE(1)   KNOLL   STINGRAY  HIOS   UTOS     NAUTILUS(6)  POSEIDON

 Ownership interest                       100%    100%     25.67%        50%      50%      40%    33.3%       25.67%    36%


 Unregulated (U)/regulated (R)(2)         U       U        U             U        R        R      R           R         U

 In-service date                          1990    1978     1987/88       1994     1975     1977   1978        N/A       1996

 Approximate capacity (MMcf/MBbl per      220     80       755 (3)       700(7)   1,120    1,800  1,200       600       400
   day)

 Aggregate miles of pipeline              68      40       161 (1)       100      361      203    30          101 (6)   292

 Average net throughput (MMcf/MBbl per
   day) for calendar year ended:
        December 31, 1996                 142     33       217 (5)       144      373      398    109         --(6)     11(8)
        December 31, 1995                 71      42       226 (5)       83       352      327    118         --(6)     --(8)
        December 31, 1994                 76      59       233 (5)       57(4)    366      326    114         --(6)     --(8)


_________________
(1) In January 1997, the Partnership contributed substantially all of the Manta Ray Gathering System and the Louisiana Offshore Gathering System to Manta Ray Offshore. The Partnership continues to own 100% of two offshore platforms, 19 miles of oil pipeline and 14 miles of gas pipeline which were formerly a part of the Manta Ray Gathering System.
(2) Regulated Pipelines are subject to extensive rate regulation by the FERC. See "-- Regulation."
(3) Represents the approximate aggregate capacity of the five pipelines comprising the Manta Ray Offshore system, including approximately 52 miles of pipeline with a capacity of 275 MMcf of gas per day which is under construction and estimated to be placed in service in December 1997.
(4) The Viosca Knoll system was placed in service in November 1994.
(5) Represents 100% ownership interest during this period.
(6) Nautilus construction commenced in April 1997 and currently is expected to be completed in December 1997.
(7) Viosca Knoll's original maximum design capacity was 400 MMcf of gas per day. In 1997, Viosca Knoll effected an increase in its capacity to 700 MMcf of gas per day.
(8) Poseidon was placed in service in two phases, in April and December 1996.

   Management decisions related to the Equity Investees are made by management committees comprised of representatives of each partner or member, as applicable, with authority appointed in direct relationship to ownership interests. The Partnership operates all of its 100% owned pipelines, the Viosca Knoll system and, currently, a portion of the Manta Ray Offshore system. The remaining Equity Investees' pipelines are operated by unaffiliated pipeline companies.

   RECENT DEVELOPMENTS

   Strategic New Pipeline Joint Ventures

   Poseidon. POPCO is currently owned by the Partnership (36%), a subsidiary of Texaco, Inc. ("Texaco") (36%) and a subsidiary of Marathon Oil Company ("Marathon") (28%). Initially, the Partnership and Texaco formed Poseidon as a 50/50 joint venture in February 1996. Marathon acquired its interest in POPCO in July 1996. As consideration for their interest in POPCO, each of the Partnership, Texaco and Marathon contributed certain assets (including pipelines, contract rights and cash) and made certain commitments to POPCO (including significant dedications of oil reserves by subsidiaries of Texaco and Marathon). A subsidiary of Texaco operates and performs the administrative functions related to Poseidon and POPCO.

   Upon completion of an expansion currently in progress, Poseidon will consist of 292 miles of 16" to 24" pipeline with a capacity of approximately 400,000 barrels of oil per day. Poseidon is currently comprised of 117 miles of 16" to 20" pipeline extending in an easterly direction from the Partnership's 50%-owned platform in Garden Banks Block 72 to a platform in Ship Shoal Block 332, 75 miles of 24" pipeline extending in a northerly direction from the Ship Shoal Block 332 platform to Calliou island, Louisiana and 58 miles of 16" pipeline extending northwesterly from Ewing Bank Block 873 to the Texaco operated Eugene Island Pipeline System at Ship Shoal Block 141, which was acquired in connection with Marathon's admission to POPCO. Initial deliveries into Poseidon occurred in April 1996. An additional 42 miles of 24" pipeline extending in a northerly direction from Calliou Island to Houma, Louisiana is expected to be placed in service in the fourth calendar quarter of 1997. Until the expansion is completed, the Partnership expects Poseidon to continue to use existing Texaco pipelines to move oil from Calliou Island to Houma. In connection with its formation, POPCO entered into an agreement pursuant to which Texaco Pipelines Inc. agreed to accept oil from Poseidon at Larose and Houma, Louisiana and redeliver it to St. James, Louisiana, a significant market hub for batching, processing and transportation of oil. Construction of another 17 miles of 16" pipeline in connection with a new significant commitments of reserves from Amerada Hess Corporation ("Amerada Hess"), Oryx Crude Trading & Transportation Limited Partnership ("Oryx") and Sun Operating Limited Partnership ("Sun") is planned for early 1998. The current expansion and any additional construction and installation costs of Poseidon will be funded pursuant to the POPCO Credit Facility as discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Partnership."

   In addition to the production commitments from Texaco and Marathon, POPCO has been successful in obtaining long-term commitments of production from several properties containing significant reserves. POPCO has contracted with Phillips, Amoco Petroleum Company, Anadarko Petroleum Company, Newfield Exploration, Mobil Oil, Amerada Hess, Oryx, Sun, MidCon Corp. and the Partnership. In addition, discussions are currently pending with a number of other producers regarding possible commitments of reserves to Poseidon, although no assurances can be made regarding if or when any such commitments would be made.

   Nautilus and Manta Ray Offshore. In January 1997, the Partnership and affiliates of Marathon and Shell Oil Company ("Shell") formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. Such existing gathering system will be extended and will deliver gas gathered by it to the system being constructed by Nautilus. Nautilus and Manta Ray Offshore are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. Total cost for the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system is estimated to be approximately $220 million. The Nautilus system will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon Company USA ("Exxon"), plus certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. The pipeline lay for the Nautilus system was completed during the second calendar quarter of 1997. Construction of the onshore facilities and platform connections are currently being completed with an in service date targeted for the end of 1997. The pipeline lay has also been completed on Manta Ray Offshore's 47-mile expansion. After the completion of the platform connections, the Manta Ray Offshore expansion should also be ready for service by the end of 1997. Affiliates of Marathon and Shell have dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area, and are providing substantially all of the capital funding for the new construction. Discussions are currently pending with a number of other producers regarding commitments of reserves to the Manta Ray Offshore and Nautilus systems. The Partnership has provided approximately $10.4 million of funding in addition to the contribution of the Manta Ray Offshore system.

   Additional Capacity for the Viosca Knoll Gathering System

   The 100-mile Viosca Knoll system redelivers gas into two downstream pipelines and was designed to transport 400 Mcf of gas per day without compression. During 1996, Viosca Knoll installed a 6,000 horsepower compressor on the Partnership's Viosca Knoll 817 platform. The pipeline compressor was required to allow it to effect deliveries at the operating pressures on downstream interstate pipelines with which it is interconnected, resulting in an increase in the throughput capacity of the Viosca Knoll system to approximately 700 Mcf of gas per day. The additional capacity also allowed Viosca Knoll to transport new gas volumes during 1997 from the Shell-operated Southeast Tahoe and Ram-Powell fields as well as other new deepwater projects in the area.

   Viosca Knoll is currently expanding its system to add approximately 25 miles of 20-inch pipe in order to be able to transport additional anticipated production from producing areas near the eastern end of the system. Discussions are also now pending with certain other producers regarding commitments of reserves in connection with such expansion.

   Construction of Multi-Purpose Platform

   The Partnership is constructing a multi-purpose platform which will be located in East Cameron Block 373. The platform, estimated to cost approximately $32 million, is a four pile production platform with processing facilities and is strategically located to function as a landing site for potential deeper water discoveries in the Garden Banks area of the Gulf. In May 1997, the Partnership and Kerr McGee Corporation entered into agreements pursuant to which Kerr McGee Corporation committed its production from multiple blocks in the East Cameron and Garden Banks areas to be processed on the platform and transported through the Stingray system.

   North Atlantic Pipeline Project

   In June 1997, Tatham Offshore Canada, Ltd. ("Tatham Offshore Canada"), a wholly-owned subsidiary of Tatham Offshore, and certain other parties began reviewing and discussing various potential arrangements relating to the construction of a substantial natural gas pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Tatham Offshore Canada is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"), which is the sponsor of a proposal to build the approximately 2,500 kilometers offshore pipeline. As of June 30, 1997, Tatham Offshore Canada has incurred $1.3 million in pre-developmental costs in connection with such project. Tatham Offshore Canada anticipates that the pre-developmental costs could ultimately reach approximately $10 million and that the ultimate capital costs of the project would be approximately $3.0 billion to $3.5 billion. North Atlantic has not yet filed an application seeking approval of the appropriate Canadian and United States regulatory authorities, and there can be no assurance that, if filed, such authorities will approve such project or if or when such project will be constructed. Two competing projects have been filed by integrated energy companies with far greater financial and other resources than are available to Tatham Offshore.

   Tatham Offshore Canada, as the Canadian representative of North Atlantic, has entered into a non-binding agreement with the Partnership regarding participation in the North Atlantic pipeline project. Under such agreement, Tatham Offshore Canada is responsible for pre-development costs of up to $10 million. Such agreement is subject to the negotiation and completion of formal definitive agreements and contemplates that the Partnership will hold a pro rata partnership interest of up to 20% in North Atlantic. The Partnership has no financial commitment to the project until and unless an application is filed with and approved by the appropriate Canadian and United States regulatory authorities. Tatham Offshore Canada is seeking additional participants on the same basis as that offered to the Partnership.

    OIL AND GAS SUPPLY

   The reserves that are currently available for gathering and transportation on the Pipelines are depleting assets and, as such, will be produced over a finite period. Each of the Pipelines must access additional reserves to offset the natural decline in production from existing wells connected thereto or the loss of any such production to a competitor. Management believes that there will be sufficient reserves available to the Gas Pipelines for transportation to maintain throughput at or near current levels for at least the next five years. Management believes that there will be significant increases in reserves attached to Poseidon over the next several years. As more fully discussed below, the Green Canyon, Viosca Knoll, HIOS and Stingray systems experienced an increase in throughput volumes in 1996 as compared with the previous year. Conversely, each of the Tarpon, Ewing Bank and UTOS systems and the Manta Ray Gathering System experienced decreases in volumes transported in 1996 as compared with 1995.

   The Green Canyon system's average daily throughput increased 101% for 1996 as compared with 1995. This increase was due to additional connections to the Green Canyon system during 1996 at Green Canyon Block 136 and South Marsh Island Block 192. The Viosca Knoll system experienced a 77% increase in throughput during 1996 primarily as a result of the initiation of production from Viosca Knoll Block 817. See "-- Oil and Gas Properties -- The Partnership's Oil and Gas Properties -- Viosca Knoll Block 817". HIOS experienced a 22% increase in transportation volume for the year ended December 31, 1996 as compared with the previous year. HIOS accesses the East Breaks and Garden Banks areas of the flextrend and deepwater areas of the Gulf. Management believes that development in these and other areas served by HIOS is likely to occur in future years, resulting in additional throughput on HIOS, and partially offsetting the continuing decline in reservoir deliverability from existing wells connected to HIOS. For the year ended December 31, 1996, Stingray experienced a 6% increase in throughput as compared with the previous year. This increase was primarily attributable to an increase in production from existing connected fields.

   The Tarpon system experienced a 20% decrease in throughput for the year ended December 31, 1996 as compared with the previous year. This decrease was primarily attributable to the normal decline of production from existing connected fields. The Ewing Bank system experienced a 31% decrease in throughput for the year ended December 31, 1996 as compared with the previous year. The Ewing Bank system connects the Ewing Bank 914 #2 well of Tatham Offshore to a shallow water platform located at Ewing Bank Block 826. The only production which is dedicated to the Ewing Bank system is from Tatham
Offshore's Ewing Bank 914 #2 well; however, no further production is expected from such well. See " -- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Ewing Bank Blocks 914 and 915." All of the production from Tatham Offshore's eight block Ewing Bank project area is dedicated to the Partnership for transportation. See the Company's "Notes to Consolidated Financial Statements -- Note 10 -- Related Party Transactions" located elsewhere in this Annual Report. UTOS experienced a 7% decrease in transportation volume for the year ended December 31, 1996 as compared with the previous year. The reduction in volumes transported on UTOS is a result of competition from another interstate pipeline connected at UTOS' source of supply. For the year ended December 31, 1996, the Manta Ray Gathering System experienced a throughput decline of 4% from the previous year. This decrease in throughput was primarily the result of lower production from a low margin field connected to the system.

   Poseidon commenced operations in April 1996 and is currently transporting an average of 52,000 barrels of oil per day. During 1996, Poseidon added commitments from six new fields (several of which are not expected to initiate production until 1997 or later) and anticipates adding more commitments as new subsalt and deepwater fields are developed in the area which it serves, although there can be no assurance regarding if or when any such commitment would be made or when the production from such commitment would be made or when the production from such commitment would be initiated. See "-- Recent Developments -- Strategic New Pipeline Joint Ventures."

   OFFSHORE PLATFORMS AND OTHER FACILITIES

   Offshore platforms play a key role in the development of oil and gas reserves and, thus, in the offshore pipeline network. Platforms are used to interconnect the offshore pipeline grid and to provide an efficient means to perform pipeline maintenance operations and operate compression facilities, separation, processing and other facilities. The Partnership, through its 100%-owned operating subsidiaries and the Equity Investees, owns an interest in five strategically located platforms in the Gulf.

   Viosca Knoll Block 817. The Partnership constructed a multi-purpose platform located in Viosca Knoll Block 817 (the "VK 817 Platform") in 1995. The VK 817 Platform was used by the Partnership as a base for conducting drilling operations for oil and gas reserves located on the Viosca Knoll Block 817 lease. In addition, the platform serves as a base for landing other deepwater production in the area thereby generating platform access and processing fees for the Partnership. The Partnership also leases platform space to Viosca Knoll for the location of compression equipment for the Viosca Knoll system.

   Garden Banks Block 72. The Partnership owns a 50% interest in a multi-purpose platform located in Garden Banks Block 72 (the "GB 72 Platform"). The GB 72 Platform is located at the south end of the Stingray system and serves as the westernmost terminus of Poseidon. The GB 72 Platform was also used as a drilling and production platform and as the landing site for production from the Partnership's Garden Banks Block 117 lease located in an adjacent lease block.

   Ship Shoal Block 332. The Partnership owns a 100% interest in a platform located in Ship Shoal Block 332 (the "SS 332 Platform"). The SS 332 Platform serves as a junction platform for gas pipelines in Manta Ray Offshore's system as well as an eastern junction for Poseidon.

   Ship Shoal Block 207. The Ship Shoal Block 207 platform (the "SS 207 Platform") was contributed to Manta Ray Offshore by the Partnership as part of its original capital contribution to the joint venture. The SS 207 Platform serves as the northern junction platform for the Manta Ray Offshore system as well as the offshore terminus of the Nautilus system.

   South Timbalier Block 292. The South Timbalier Block 292 platform (the "ST 292 Platform") is a 100% owned facility located at the easternmost terminus of Manta Ray Offshore's system. The ST 292 Platform serves as a landing site for gas production in the area.

   Other Facilities. Through its 50% ownership interest in West Cameron Dehy, the Partnership owns an interest in certain dehydration facilities located at the northern terminus of the Stingray system, onshore Louisiana.

   MAINTENANCE

   Each of the Pipelines requires regular and thorough maintenance. The interior of the pipelines are maintained through the regular "pigging" of the lines. Pigging involves propelling a large spherical object through the line which collects, or pushes, any condensate and other liquids on the walls or at the bottom of the pipeline through the line out the far end. More sophisticated pigging devices include those with scrapers, brushes and x-ray devices; however, such pigging devices are usually deployed only on an as needed basis. Corrosion inhibitors are also injected into all of the systems through the flow stream on a continuous basis. To prevent external corrosion of the pipe, sacrificial anodes are fastened to the pipeline itself at prescribed intervals, providing exterior corrosion protection from sea water. The platforms are painted to the waterline every three to five years to prevent atmospheric corrosion. Sacrificial anodes are also fastened to the platform legs below the waterline to prevent corrosion. A sacrificial anode is a zinc aluminum alloy fixture that is attached to the exterior of a steel object to attract the corrosive reaction that occurs between steel and saltwater to the fixture itself, thus protecting the steel object from corrosion. Remote operated vehicles or divers inspect the platforms below the waterline usually every five years.

   The Stingray, HIOS, Viosca Knoll, Manta Ray Offshore and Poseidon systems include platforms that are manned on a continuous basis. The personnel onboard the platforms are responsible for site maintenance, operations of the facilities on the platform, measurement of the gas stream at the source of production and corrosion control (pig launching and inhibitor injection).

   COMPETITION

   Each of the Gas Pipelines is located in or near natural gas production areas that are served by other pipelines. As a result, each of the Partnership's systems face competition from both regulated pipelines and gathering systems with respect to its transportation services. Certain of these pipelines are not subject to the same level of rate and service regulation as, and may have a lower cost structure than, the Gas Pipelines, and other pipelines, such as long- haul transporters, have rate design alternatives unavailable to the Gas Pipelines. Consequently, such pipelines may be able to provide service on more flexible terms and at rates significantly below the rates offered by the Gas Pipelines. The Gas Pipelines' principal interstate pipeline competitors are Shell Offshore, Inc., Texaco Natural Gas, Inc., ANR Pipeline Company, Transco Energy Company, Trunkline Gas Co., El Paso Energy Corporation, Texas

Eastern Transmission Corporation, Sea Robin Pipeline Company, Columbia Gas Transmission Corporation and their affiliates. Poseidon was built as a result of the Partnership's belief that additional sour crude oil capacity was required to transport new subsalt and deepwater oil production to shore. Poseidon's principal competitors for additional crude oil production are the Texaco operated Eugene Island Pipeline System and the Shell operated Amberjack System. The Pipelines compete for new production with these and other competitors on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of the Pipelines to access future reserves will be subject to the ability of the Pipelines or the producers to fund the anticipated significant capital expenditures required to connect the new production. Several of the Partnership's competitors are significantly larger and have more capital resources available to them than do the Partnership.

   CUSTOMERS AND CONTRACTS

   Principal Customers. The Partnership's major customers for the year ended December 31, 1996 include: ANR Pipeline Company, Chevron U.S.A., Coral Energy Resources, L.P., Delmar Operating, Inc., Flextrend Development, Inc., a subsidiary of the Partnership, Marathon, Occidental Crude Sales, Inc., Producers Energy Marketing, L.L.C., Shell Gas Trading Company, Shell Offshore, Inc., Tatham Offshore, Texaco Trading and Transportation, Inc., Texas Gas Transmission Corporation and Union Oil Company of California.

   The Gas Pipelines gather and transport gas under both firm and interruptible service agreements. Under firm service agreements, a pipeline is obligated to receive and deliver up to a specified maximum quantity of gas without interruption, except upon occurrence of a force majeure event. Firm customers generally pay a two part rate, a demand charge and a commodity charge. The demand charge is payable monthly based on the maximum contract quantity the pipeline is obligated to transport, without regard to the quantity actually transported during such month. The commodity charge is payable monthly based on the actual quantity of gas transported during such month. Under interruptible contracts, a pipeline is usually obligated to receive and deliver up to a specified maximum quantity of gas, subject to availability of capacity, on a first-come, first-served basis. Interruptible customers pay only a one-part commodity rate that includes both the demand and commodity elements of the firm rate. Poseidon receives crude oil from the leases connected to the pipeline under long-term buy/sell agreements.

OIL AND GAS PROPERTIES

   GENERAL

   The Company conducts exploration and production activities primarily through a subsidiary of the Partnership and Tatham Offshore, each of which are independent energy companies. The Partnership is engaged in the development and production of reserves located principally in the flextrend and deepwater areas of the Gulf, and Tatham Offshore is engaged in the development, exploration and production of reserves located primarily in the Gulf, focusing principally on the flextrend and deepwater areas. In addition, Tatham Offshore is pursuing exploration and development opportunities in offshore eastern Canada, either directly or through its subsidiaries. As of June 30, 1997, the Partnership and Tatham Offshore owned, in the aggregate, interests in 17 lease blocks in the Gulf comprising 94,720 gross (82,580 net) acres. See "-- Oil and Gas Reserves" for an estimate of the Partnership's and Tatham Offshore's total proved developed and proved undeveloped reserves of oil and gas and a discussion of the assumptions used in, and inherent difficulties relating to, estimating reserves.

   In 1995, the Partnership acquired from Tatham Offshore a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") subject to certain reversionary rights. The Partnership is entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout Amount (as defined herein). Prior to December 10, 1996, "Payout Amount" was defined as an amount equal to all costs incurred by the Partnership with respect to the Assigned Properties (including the $30 million acquisition cost paid to Tatham Offshore and platform leasing and processing fees payable to subsidiaries of the Partnership) plus interest thereon at a rate of 15% per annum. Effective December 10, 1996, the Partnership exercised its option to permanently retain 50% of the acquired working interest in all Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the Assigned Properties reduce the Payout Amount. As of June 30, 1997, the Payout Amount totaled $45.9 million.

   As a result of the Partnership's election to retain 50% of the Assigned Properties, Tatham Offshore could receive an assignment of a 50% interest in the Assigned Properties upon the satisfaction of the Payout Amount. When and if the Payout Amount will be satisfied depends upon a multitude of variables. See "-- Competition" and "-- Regulation." The Payout Amount has been adversely affected by significant cost overruns, including those incurred in the drilling of the Garden Banks 117 #2 well, as well as significant delays in placing the Assigned Properties on production. The Company has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote.

   THE PARTNERSHIP'S OIL AND GAS PROPERTIES

   Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (4,320 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. The Partnership acquired from Tatham Offshore a 75% working interest in Viosca Knoll Block 817 from the sea-floor through the stratigraphic equivalent of the base of the Tex X-6 Sand, subject to certain reversionary rights described above. Tatham Offshore owns the remaining 25% working interest in Viosca Knoll Block 817.

   The Partnership, as operator, concluded a drilling program and placed eight wells on production at Viosca Knoll Block 817. The Partnership does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. The Viosca Knoll Block 817 project is currently producing an aggregate of approximately 79 MMcf of gas, 310 barrels of oil and 800 barrels of water per day. From the inception of production in December 1995 through June 30, 1997, the Viosca Knoll project has produced 25,827 MMcf of gas and 35,979 barrels of oil, net to the Partnership's interest. Gas production from the Viosca Knoll Block 817 is dedicated to the Partnership for gathering through the Viosca Knoll system.

   Garden Banks Block 72. Garden Banks Block 72 covers 5,760 gross (2,880 net) acres and is located 120 miles off the coast of Louisiana in approximately 550 feet of water. Tatham Offshore and Midcon Exploration Company ("MidCon Exploration") jointly bought the Garden Banks Block 72 lease in 1991. On June 30, 1995, the Partnership acquired from Tatham Offshore its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 72, subject to certain reversionary rights described above. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 72.

   Since May 1996, the Partnership has placed five wells on production at Garden Banks Block 72. The Partnership does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. From the inception of production in May 1996 through June 30, 1997, Garden Banks Block 72 produced 1,496 MMcf of gas and 477,036 barrels of oil, net to the Partnership's interest. The five wells are currently producing a total of approximately 2,390 barrels of oil, 10 MMcf of gas and 890 barrels of water per day from seven completions. Gas production from Garden Banks Block 72 is being transported through the Stingray system and the oil production is being delivered to Poseidon.

   Garden Banks Block 117. Garden Banks Block 117 covers 5,760 gross (2,880 net) acres adjacent to Garden Banks Block 72 and is located in approximately 1,000 feet of water. Tatham Offshore and MidCon Exploration jointly acquired the Garden Banks Block 117 lease from Shell Offshore, Inc. under a farm-in arrangement. The farm-in agreement provides that Shell Offshore, Inc. retains a 1/12 overriding royalty interest in Garden Banks Block 117 with an option to convert the overriding royalty interest into a 30% working interest after the property has produced 25 million net equivalent barrels of oil. In November 1994, Tatham Offshore completed the drilling of a new field discovery at Garden Banks Block 117 with its Garden Banks 117 #1 well. On June 30, 1995, the Partnership acquired from Tatham Offshore its 50% working interest (approximately 37.5% net revenue interest) in Garden Banks Block 117, subject to certain reversionary rights described above. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 117.

   In July 1996 and May 1997, the Partnership completed and initiated production from the Garden Banks 117 #1 and #2 wells, respectively, which are currently producing a total of approximately 2,915 barrels of oil, 6 MMcf of gas and 1,870 barrels of water per day. Since the inception of production through June 30, 1997, Garden Banks Block 117 produced 506 MMcf of gas and 289,154 barrels of oil, net to the Partnership's interest. The Partnership is considering the drilling of another well on the property; however, such drilling is not expected to occur within the next twelve months. Gas production from Garden Banks Block 117 is transported on the Stingray system and oil production is delivered to Poseidon.

   Overriding Royalty Interests and Minority Interests. The Partnership owns an overriding royalty interest in Ewing Bank Blocks 871, 914, 915, 916, 958 and 959 (the "Ewing Bank Unit") operated by Tatham Offshore. This override entitles the Partnership to receive from approximately 3.56% to 5.34%
(depending on the water depth of the specific lease block) of the future gross revenue from production from the Ewing Bank Unit, except for the Ewing Bank 914 #2 well, in which the Partnership is entitled to receive 7.13% of the gross revenue from production. Only one well, the Ewing Bank 914 #2 well, has been completed in the Ewing Bank Unit, and that well is no longer producing. In addition to its royalty interest in the Ewing Bank Unit, the Partnership owns certain other minority interests in oil and gas leases which are not material to the business of the Partnership. DeepTech also owns overriding royalty interests in the six lease block Ewing Bank Unit. See "-- Tatham Offshore's Oil and Gas Properties -- Ewing Bank Block 958, 959, 1002 and 1003" and "Other Assets of DeepTech/The Partnership."

   TATHAM OFFSHORE'S OIL AND GAS PROPERTIES

   Viosca Knoll Block 817. Tatham Offshore owns a 25% working interest (the "Subject Interest") in the Viosca Knoll Block 817 acreage, which interest is burdened by a convertible production payment. Under the convertible production payment, the holders are entitled in the aggregate to 25% of the proceeds from production attributable to the Subject Interests (after deducting all leasehold operating expenses, including platform access and processing fees) until the holders have received the aggregate sum of $16 million. At the option of the holders, the unrecovered portion of the convertible production payment may be converted into common stock of Tatham Offshore at a price of $8.00 per share. Under certain conditions, such holders have the right to require DeepTech to purchase the convertible production payment for an amount equal to 50% of the unrecovered portion thereof. At June 30, 1997, the unpaid portion of the production payment obligation totaled $12.5 million. From the inception of production through June 30, 1997, the Viosca Knoll 817 project has produced 8.6 Bcf of gas and 11,995 barrels of oil, net to Tatham Offshore's 25% working interest. See "-- Reversionary Interests".

   West Delta Block 35. West Delta Block 35, a producing field located 10 miles off the coast of Louisiana in approximately 60 feet of water, was acquired by Tatham Offshore in 1992 to drill for and produce remaining reserves in a fault block of an abandoned field. In late 1992, Tatham Offshore farmed-out the property and retained a 38% working interest in West Delta Block
35. The West Delta Block 35 field commenced production in July 1993. Two wells are currently producing in the aggregate approximately 71 barrels of oil,
5.7 MMcf of gas and 90 barrels of water per day. From the inception of production through June 30, 1997, the West Delta field has produced 2.7 Bcf of gas and 31,500 barrels of oil, net to Tatham Offshore's interest. The gas production from the West Delta 35 field is transported onshore through an interstate pipeline system, and the oil production is currently transported onshore by barge.

   Ewing Bank Blocks 958, 959, 1002 and 1003. Tatham Offshore owns a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003 (the "Sunday Silence Project"), a recently discovered and currently undeveloped field that is comprised of 20,160 gross acres located approximately six miles south of Ewing Bank Blocks 914 and 915 (discussed below) in water depths ranging from 1,400 to 1,600 feet. In July 1994, Tatham Offshore completed the drilling of an exploratory well, the Ewing Bank 958 #1. Logs and sidewall cores indicate that the Ewing Bank 958 #1 well contains approximately 380 feet of oil and gas pay. The Ewing Bank 958 #1 well, which was drilled to a total measured depth of 17,600 feet, identified pay zones in the Pliocene aged formations lying primarily at measured depths between 10,000 and 15,000 feet.

   Tatham Offshore completed drilling a second well at Ewing Bank Block 1003 in September 1994 to delineate the field. During October 1994, the Ewing Bank 1003 #1 delineation well was flow-tested at a rate of approximately 8,700 barrels of oil and 5.4 MMcf of gas per day.

   Subject to obtaining financing or an appropriate industry participant, Tatham Offshore anticipates that the initial two wells and any subsequent delineation wells will be reentered and completed for production after the installation of a SPAR buoy production facility. Production from the Sunday Silence Project is dedicated to the Partnership under the Ewing Bank Gathering Agreement, as discussed in the Company's "Notes to Consolidated Financial Statements -- Note 10 -- Related Party Transactions."

   On June 5, 1997, Tatham Offshore received notification from the Mineral Management Service that its application for deepwater royalty relief for the Sunday Silence Project had been approved under a federal law that was enacted in November 1995. The royalty relief provides for the abatement of federal royalty on the first 52.5 million equivalent barrels of oil production from the Sunday Silence Project. Tatham Offshore believes that the improved economics for the project under royalty relief will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that Tatham Offshore will enter into a farmout or financing arrangement on favorable terms, successfully develop this field or initiate production therefrom on a timely basis, if at all. The granting of the royalty relief to Tatham Offshore is subject to certain requirements, including the installation of the SPAR buoy platform and the restriction that actual development costs incurred be at least 80% of the estimated development costs. The total estimated development cost is approximately $250 million. In addition, construction of the SPAR buoy production facility must commence within two years of the date of the granting of the royalty relief. Such royalty relief will continue until the end of the month in which the field's cumulative production reaches 52.5 million equivalent barrels of oil. See "-- Other Assets of DeepTech/The Partnership -- Subordinated Notes."

   Ewing Bank Blocks 914 and 915. The Company owns a 100% working interest in each of Ewing Bank Blocks 914 and 915, which are both located in a water depth of approximately 1,000 feet. From the inception of production through June 30, 1997, the Ewing Bank 914 #2 well has produced a total of 1.2 million barrels of oil and condensate and 3.4 Bcf of gas. In May 1997, the Ewing Bank 914 #2 well was shut-in as a result of a downhole mechanical problem. Although Tatham Offshore is currently evaluating potential workover or recompletion alternatives for this well, it reserved its remaining investment in the Ewing Bank 914 #2 well and adjacent leases of $2.4 million at June 30, 1997. In addition, as of June 30, 1997, Tatham Offshore accrued $3.3 million of additional costs associated with the abandonment of this well and the Ewing Bank 915 #4 well.

   Any future production from this field is dedicated to the Partnership for transportation under the Ewing Bank Gathering Agreement. Under the Ewing Bank Gathering Agreement, the Partnership's obligation to construct facilities to transport production from new wells is subject to the mutual agreement of the parties and the Partnership's determination that such facilities will be economic.

   Ship Shoal Block 331. Ship Shoal Block 331 is located 75 miles off the coast of Louisiana in approximately 370 feet of water. Tatham Offshore holds a 100% working interest in the 5,278 gross acre lease. Production problems associated with the completions of three wellbores on the project have resulted in minimal production from the property, and Tatham Offshore has decided not to pursue further operations at this time. In connection with Tatham Offshore's assessment of its Ship Shoal Block 331 property and its decision not to pursue further operations, Tatham Offshore reserved its remaining investment in this property of $30.0 million as of June 30, 1997. In addition, as of June 30, 1997, Tatham Offshore accrued $3.3 million associated with the abandonment of the platform and wells. Prior to the production problems, the Ship Shoal Block 331 project produced 88 MMcf of gas and 41,875 barrels of oil.

   Reversionary Interests. Tatham Offshore has reversionary working interests of 37.5% in Viosca Knoll Block 817, 25% in Garden Banks Block 72 and 25% in Garden Banks Block 117 if the Payout Amount is satisfied. Tatham Offshore has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote. See "-- General."

   COMPETITION

   The exploration and production of oil and gas is highly competitive and cyclical. Competition in the industry has increased significantly during the last several years due to an increase in worldwide demand for oil and gas, which has stabilized and periodically increased the prices of those commodities. However, from the mid 1980's through the early 1990's, increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in oil and gas supplies, resulting in substantial competition for the marketing of oil and gas. As a result, there were precipitous declines in oil and gas prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers and other entities of marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "-- Regulation."

   Many of the Partnership's and Tatham Offshore's competitors have financial and other resources substantially in excess of those available to the Partnership and Tatham Offshore and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of the Partnership's and Tatham Offshore's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for oil and natural gas production and are beyond the control of the Partnership and Tatham Offshore.

OIL AND GAS RESERVES

   The following estimates of the Partnership's and Tatham Offshore's respective total proved developed and proved undeveloped reserves of oil and gas as of June 30, 1997 have been made by Netherland, Sewell & Associates, Inc. ("Netherland, Sewell"), an independent petroleum engineering consulting firm, with respect to the Partnership's proved reserves, and Ryder Scott Company Petroleum Engineers ("Ryder Scott"), also an independent petroleum engineering consulting firm, with respect to Tatham Offshore's proved reserves.

                                                      June 30, 1997
                                          Oil (barrels)          Gas (1) (MMcf)
                                  ------------------------------------------------------
                                     Proved                Proved               Proved
                                    Developed            Developed           Undeveloped
                                  ------------------------------------------------------
THE PARTNERSHIP
  Viosca Knoll Block 817            179,210                 29,322               1,839
  Garden Banks Block 72           1,168,543                  5,291                  --
  Garden Banks Block 117          1,482,134                  3,125                  --
                                  ---------                 ------               -----
    Total                         2,829,887                 37,738               1,839
                                  =========                 ======               =====

TATHAM OFFSHORE
  Viosca Knoll Block                 98,480                 10,910                  --
  West Delta Block 35                26,542                  1,382                  --
                                    -------                 ------             -------
    Total                           125,022                 12,292                  --
                                    =======                 ======             =======

--------------------------
(1) Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.
(2) As of June 30, 1997, Tatham Offshore's 25% working interest is subject to a $12.5 million convertible production payment payable from 25% of the net proceeds from such interest. See "-- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Viosca Knoll Block 817."

   In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

   Furthermore, production from Garden Banks Block 117, Garden Banks Block 72 and Viosca Knoll Block 817 was initiated in July 1996, May 1996 and December 1995, respectively, and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of the Partnership's and Tatham Offshore's reserves is based upon volumetric calculations.

   For the year ended June 30, 1996, Tatham Offshore reported proved undeveloped reserves for its Sunday Silence Project of 6.2 million barrels of oil and 7,279 MMcf of gas using a development scenario which involved subsea completions of the two existing wells on Ewing Bank Blocks 958 and 1003. Tatham Offshore's current development scenario involves the use of a SPAR buoy production facility and the drilling of additional wells to maximize the ultimate recovery from the field. Under the current development scenario, additional wells will need to be drilled to establish commercial quantities of proved reserves.

   The following table sets forth, as of June 30, 1997, the estimated future net cash flows and the present value of estimated future net cash flows, discounted at 10% per annum, from the production and sale of the proved developed and undeveloped reserves attributable to the Partnership's and Tatham Offshore's respective interests in oil and gas properties as of such date, as determined by Netherland, Sewell and Ryder Scott in accordance with the requirements of applicable accounting standards, before income taxes.

                                                                                         June 30, 1997
                                                                       -------------------------------------------------
                                                                        Proved               Proved              Total
                                                                       Developed          Undeveloped           Proved
                                                                                         (in thousands)
                 THE PARTNERSHIP
                   Estimated future net cash flows from
                     proved reserves before income                       $105,040         $   2,102             $107,142
                     taxes(1).......................................
                   Present value of estimated future net cash flows
                     from proved reserves before income taxes
                     (discounted at 10%).............................     $88,973         $   1,562              $90,535

                 TATHAM OFFSHORE
                   Estimated future net cash flows from
                     proved reserves before income taxes(2)..........     $12,666         $     --               $12,666
                   Present value of estimated future net cash flows
                     from proved reserves before income taxes
                     (discounted at 10%).............................     $11,043         $     --               $11,043

-------------------------
(1) The average oil and gas prices, as adjusted by lease for gravity and Btu content, transportation and marketing fees, regional posted price differences and gas and oil price hedges in place and weighted by production over the life of the proved reserves, used in the calculation of estimated future net cash flows as of June 30, 1997 are $17.91 per barrel of oil and $2.21 per Mcf of gas.
(2) In preparing such estimates, Ryder Scott used prices of $17.20 per barrel of oil and $2.39 per Mcf of gas as of June 30, 1997, the weighted average prices that Tatham Offshore received from its properties.

   In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenue from estimated proved reserves are based on prices and costs at fiscal year end unless future prices or costs are contractually determined at such date.
Actual future prices and costs may be materially higher or lower. Actual future net revenue also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

   In accordance with the methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to the Partnership and Tatham Offshore for oil and gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, royalty and overriding royalty burdens, production payments and net profits interest expense on certain of the Partnership's and Tatham Offshore's properties.

   Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenue do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and dividends. The present value of future net cash flows shown above should not be construed as the current market value as of June 30, 1997, or any prior date, of the estimated oil and gas reserves attributable to the Partnership's or Tatham Offshore's properties.

   PRODUCTION, UNIT PRICES AND COSTS

   The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for the Partnership's and Tatham Offshore's sale of oil and natural gas for the periods indicated:

                                                                             Oil
                                                                -----------------------------
                                                     The Partnership                      Tatham Offshore
                                              ------------------------------      ----------------------------------
                                                      Twelve Months
                                                      Ended June 30,                      Year Ended June 30,
                                              -------------------------------     -----------------------------------
                                                1997          1996       1995         1997         1996        1995
Net oil production (barrels) ............      777,000       25,000        --        170,000      418,000     333,000

Average oil sales price (per barrel) ....     $  21.66     $  21.57     $  --     $    22.35   $    18.83   $   16.67

Average production costs (1) (per barrel)     $   1.71     $   1.48     $  --     $     6.19   $    19.86   $   28.02(2)

                                                                         Natural Gas
                                                                -----------------------------
                                                     The Partnership                          Tatham Offshore
                                            ------------------------------------     ------------------------------------
                                                      Twelve Months
                                                      Ended June 30,                         Year Ended June 30,
                                            ------------------------------------     -------------------------------------
                                                  1997          1996        1995          1997          1996          1995

Net gas production (MMcf) .............         21,062         6,767          --         7,180         3,274         1,505
Average gas sales price (per Mcf) .....     $     2.17     $    2.64     $    --     $    2.36    $     2.51     $    1.67
Average production costs (1) (per Mcf)      $     0.28     $    0.25     $    --     $    1.03    $     1.50     $    2.33(2)



_____________________
(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include third party transportation expenses, maintenance and repair, labor and utilities costs.
(2) Average production costs exceeded average sales prices for Tatham Offshore in 1995 due primarily to production problems experienced by the Ewing Bank 914 #2 well and three wells at Ship Shoal Block 331.

   The relationship between average sales prices and average production costs depicted by the table above is not necessarily indicative of future results of operations expected by the Partnership or Tatham Offshore.

   ACREAGE

   The following table sets forth the Partnership's and Tatham Offshore's respective developed and undeveloped oil and gas acreage as of June 30, 1997. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas and oil, regardless of whether or not such acreage contains proved reserves. Gross acres in the following table refer to the combined number of acres in which a working interest is owned directly by the Partnership or Tatham Offshore. The number of net acres is the Partnership's or Tatham Offshore's respective fractional ownership of working interests in the gross acres.

                                         Gross       Net
THE PARTNERSHIP
  Developed acreage ...............      4,072      2,654
  Undeveloped acreage .............     13,208      7,426
                                        ------     ------
    Total acreage .................     17,280     10,080
                                        ======     ======

TATHAM OFFSHORE
  Developed acreage ...............      6,472      4,042
  Undeveloped acreage .............     76,695     68,474
                                        ------     ------
    Total acreage .................     83,167     72,516
                                        ======     ======

   OIL AND GAS DRILLING ACTIVITY


   The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that the Partnership and Tatham Offshore have drilled in each of the years ended June 30, 1997, 1996 and 1995:

                                           Year Ended June 30,
                            -------------------------------------------------
                                1997              1996              1995
                            -------------     -------------     -------------
The Partnership
  Exploratory .........     Gross    Net      Gross    Net      Gross     Net
     Productive .......     1.00      .50       --       --       --       --
     Dry ..............       --       --       --       --       --       --
                            ----     ----     ----     ----     ----     ----
       Total ..........     1.00      .50       --       --       --       --
                            ====     ====     ====     ====     ====     ====

  Development
     Productive .......     7.00     4.50     6.00     4.00       --       --
     Dry ..............     1.00      .50     2.00     1.25       --       --
                            ----     ----     ----     ----     ----     ----
       Total ..........     8.00     5.00     8.00     5.25       --       --
                            ====     ====     ====     ====     ====     ====

Tatham Offshore
  Exploratory
     Productive .......       --       --       --       --     2.00     1.50
     Dry ..............       --       --       --       --     2.00     2.00
                            ----     ----     ----     ----     ----     ----
       Total ..........       --       --       --       --     4.00     3.50
                            ====     ====     ====     ====     ====     ====

  Development
     Productive .......     4.00     1.00     4.00     1.00     1.00     1.00
     Dry ..............       --       --     1.00      .25       --       --
                            ----     ----     ----     ----     ----     ----
       Total ..........     4.00     1.00     5.00     1.25     1.00     1.00
                            ====     ====     ====     ====     ====     ====


    As of June 30, 1997 and September 2, 1997, the Partnership owned 15 gross (9.5 net) producing wells and Tatham Offshore owned 10 gross (2.76 net) producing wells.

MARKETING AND GAS PROCESSING

   Offshore Marketing, an 80%-owned subsidiary of DeepTech, was formed to market the oil and gas production of the Partnership, Tatham Offshore and third-party producers.

   The Partnership and Tatham Offshore have agreed to sell all of their oil and gas production to Offshore Marketing on a month to month basis. Offshore Marketing has agreed to purchase such production at the platforms to which it is delivered. The agreements with the Partnership and Tatham Offshore currently provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. During the year ended June 30, 1997, Offshore Marketing earned fees of $1.2 million from the Partnership and Tatham Offshore. See the Company's "Notes to Consolidated Financial Statements - Note 14 - Oil and Gas Properties" for certain information regarding Offshore Marketing's principal customers.

   Offshore Processors, an 85%-owned subsidiary of DeepTech, was formed to allow the Company to take advantage of gas processing opportunities resulting from its other activities and interests. Offshore Processors and an affiliate of Natural Gas Pipeline Company of America formed a partnership which currently has processing arrangements with major gas processors to process gas available to such partnership. The volume of gas for which such partnership and Offshore Processors arranges processing varies monthly depending on the relationship between the price for unprocessed gas and the price for the constituent products resulting from processing.

MANAGEMENT SERVICES PROVIDED TO THE SUBSIDIARIES

   DeepTech provides management, operational, financial, accounting and administrative services to each of its subsidiaries pursuant to management agreements. The management fees charged to each of its subsidiaries are intended to approximate the cost of resources allocated by DeepTech to each subsidiary. DeepTech's general and administrative overhead costs are charged to the subsidiaries through these management fees. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership by Leviathan, including amounts payable to DeepTech under its management agreement. Each of the management agreements has a term expiring on June 30, 2002, and may be terminated upon 90 days' notice by either party thereto.

   For the year ended June 30, 1997, DeepTech determined the level of services it provided to Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing and charged each of the subsidiaries an annual management fee of 54%, 24%, 18% and 4%, respectively, of DeepTech's overhead. During the year ended June 30, 1997, Leviathan charged the Partnership $7.4 million of fees payable to DeepTech pursuant to the terms of the management agreement. In addition, the management agreement also requires Leviathan to compensate DeepTech for certain tax liabilities resulting from additional taxable income allocated to Leviathan as a result of the Partnership's offering of additional Preference Units and the investment of the offering proceeds into construction projects. For the year ended June 30, 1997, Leviathan charged the Partnership $0.6 million to compensate DeepTech for this additional allocated taxable income. During the year ended June 30, 1997, Tatham Offshore, DeepFlex Services and Offshore Marketing were charged $3.3 million, $2.5 million and $0.5 million, respectively, under their respective management agreements. Leviathan, Tatham Offshore and Offshore Marketing paid their management fees for the year ended June 30, 1997. DeepFlex Services did not make payments of management fees to DeepTech during the year ended June 30, 1997 and has an intercompany note payable to DeepTech for such amounts.

OTHER ASSETS OF DEEPTECH/THE PARTNERSHIP

   Subordinated Notes. As of June 30, 1997, Tatham Offshore had issued to DeepTech $60 million aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes"). The Subordinated Notes bore interest at a rate of 11 3/4% per annum. Effective July 1, 1997, the interest rate increased to 13% per annum. Under the terms of the Subordinated Notes, the principal amount of the notes was payable in seven equal annual installments beginning August 1, 1999.

   In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Option Agreement"). Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised;
(ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a wholly-owned subsidiary of Tatham Offshore, for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, Tatham Offshore will no longer be obligated to make interest or principal payments under the Subordinated Notes. Additionally, the Company believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its listing on The Nasdaq Stock Market ("Nasdaq").

   Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Tatham Offshore -- Liquidity Outlook". Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

   Ewing Bank Overriding Royalty Interest. DeepTech owns an overriding royalty interest in the Ewing Bank Unit operated by Tatham Offshore. The overrides entitle DeepTech to receive from approximately 3.03% to 4.54% (depending on the water depth of the specific lease block) of the future gross revenue from production from the Ewing Bank Unit, except for production from the Ewing Bank 914 #2 well. Neither DeepTech nor the Partnership will receive any material revenues attributable to such overriding royalty interest unless and until the Ewing Bank Unit is developed, which development is currently expected to cost approximately $250 million. See "The Partnership's Oil and Gas Properties - Overriding Royalty Interests and Minority Interests."

   Tatham Offshore 9% Senior Convertible Preferred Stock. The Partnership owns 7,500 shares of 9% Senior Convertible Preferred Stock of Tatham Offshore which is convertible into Tatham Offshore Series A 12% Convertible Exchangeable Preferred Stock in certain circumstances.

MAJOR ENCUMBRANCES

   Encumbrances Relating to the Senior Notes. In 1994, DeepTech issued 12% Senior Secured Notes (the "Senior Notes") pursuant to an Indenture (the "Senior
Note Indenture") dated as of March 21, 1994, between DeepTech and The Bank of New York (as successor-in-interest to First Interstate Bank of Texas, N.A.), as trustee (the "Trustee"). Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 1994 at a rate of 12% per annum. The Senior Notes mature on December 15, 2000 and are secured by a security interest in and pledge of, among other things,
(i) all of the outstanding capital stock currently held or hereafter acquired by DeepTech of and each of its direct subsidiaries, including: (a) Leviathan Holdings Company ("Leviathan Holdings") (85%), (b) Tatham Offshore (37%), (c) Deepwater Production Systems, Inc. (100%), (d) Dover Technology, Inc. (50%),
(e) Offshore Marketing (80%), (f) Offshore Processors (85%) and (g) DeepFlex Services (100%); (ii) all Tatham Offshore Subordinated Notes currently held or hereafter acquired by DeepTech and any securities into which such notes are converted or for which such notes may be exchanged pursuant to their terms;
(iii) all notes issued to DeepTech by any subsidiary to evidence intercompany advances by DeepTech to such subsidiary; and (iv) all dividends, distributions, interest and principal payments, cash, instruments and other property and proceeds made upon or with respect to or of the Collateral (as defined therein); provided, however, that if no Event of Default (as defined therein) shall have occurred and be continuing, all dividends, distributions, interest and principal payments, cash instruments and other property and proceeds made upon or with respect to or of the Collateral shall not constitute Collateral and may be used by DeepTech subject to the other terms and conditions of the Senior Note Indenture. See Item 7. "Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Liquidity and Capital Resources -- The Company" and the Company's "Notes to Consolidated Financial Statements -- Note 6 -- Indebtedness -- Senior Notes."

   Encumbrances Relating to the Partnership Credit Facility. The Partnership credit agreement is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations (the "Partnership Credit Facility"). The Partnership Credit Facility matures in 1999, is guaranteed by Leviathan and each of the Partnership's subsidiaries, and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Partnership."

   In addition, certain of the Equity Investees of the Partnership currently have, and others are expected to have, credit facilities pursuant to which substantially all of such Equity Investees' assets are or would be pledged. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Partnership."

   Encumbrances Relating to the RIGCO Credit Facility. On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (the "RIGCO Credit Facility"). Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker to fund significant upgrades to the FPS Bill Shoemaker, and to retire $30.3 million of other indebtedness of the Company. In April 1997, the RIGCO Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the FPS Bill Shoemaker. The RIGCO Credit Facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum (11.5% at June 30, 1997), payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO, including the two semisubmersible drilling rigs, (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996, and (v) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of June 30, 1997, amounts outstanding under the RIGCO Credit Facility totaled $76.5 million. In connection with providing the RIGCO Credit Facility, lending syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company."

   REGULATION

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

   CONTRACT DRILLING SERVICES

   The drilling industry is dependent on the demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws, rules and regulations which may relate directly to the oil and gas industry. The adoption of laws, rules and regulations, both domestic and foreign, which curtail exploration and development drilling for oil and gas for economic, environmental or other policy reasons may adversely affect the Company's operations by limiting available drilling and production opportunities. The Company's foreign operations are subject to political, economic, environmental and other uncertainties associated with foreign operations generally, as well as the additional risks of fluctuating currency values and exchange controls. Governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety.

   OIL AND GAS PIPELINES

   General. The design, construction, operation and maintenance of the Gas Pipelines of certain of their gas transmission facilities are subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 as amended ("NGPSA"). Operations in offshore federal waters are regulated by the Department of Interior and the FERC. Under the Outer Continental Shelf Lands Act ("OCSLA") as implemented by the FERC, pipelines that transport natural gas across the OCS must offer nondiscriminatory transportation of natural gas. Substantially all of the pipeline network owned by the Pipelines is located in federal waters in the Gulf, and the related rights-of-way were granted by the federal government, the agencies of which oversee such pipeline operations. Federal rights-of-way require compliance with detailed federal regulations and orders which regulate such operations.

   Poseidon is subject to regulation under the Hazardous Liquid Pipeline Safety Act ("HLPSA"). Operations in offshore federal waters are regulated by the Department of the Interior. In addition, under OCSLA, as implemented by the FERC, pipelines that transport crude oil across the OCS must offer nondiscriminatory access to other potential shippers of crude. Poseidon is located in federal waters in the Gulf, and its right-of-way was granted by the federal government. Therefore, the FERC may assert that it has jurisdiction to compel Poseidon to grant access under OCSLA to other shippers of crude oil and to apportion the capacity of the line among owner and non-owner shippers.

   Rates. Each of the Regulated Pipelines (Stingray, HIOS and UTOS) is classified as a "natural gas company" by the NGA. Consequently, the FERC has jurisdiction over the Regulated Pipelines with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the Regulated Pipelines, where required, hold certificates of public convenience and necessity issued by the FERC covering their facilities, activities and services.

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

   Each of Stingray, HIOS and UTOS are currently operating under agreements with their respective customers that provide for rates that have been approved by the FERC and which should remain in effect through at least the fourth quarter of 1998. Stingray, HIOS and UTOS have each agreed to file new rate cases in the fourth quarter of 1998.

   On March 13, 1997, the FERC issued an order declaring Tarpon's facilities exempt from NGA regulation under the gathering exception. Tarpon has agreed, however, to continue service for its shippers on the terms and conditions, and at the rate reflected in, its current tariff for at least two years from the date of the order. None of the Green Canyon, Ewing Bank, Manta Ray Offshore or Viosca Knoll systems is currently considered a "natural gas company" under the NGA. Consequently, these companies are also not subject to extensive FERC regulation under the NGA or the NGPA and are thus allowed to negotiate the rates and terms of service with their respective shippers, subject to the "equal access" requirements of the OCSLA.

   The FERC has asserted its NGA rate jurisdiction over services performed through gathering facilities owned by a natural gas company (as defined in the NGA) when such services were performed "in connection with" transportation services provided by such natural gas company. Whether, and to what extent, the FERC should exercise any NGA rate jurisdiction it may be found to have over gathering facilities owned either by natural gas companies or affiliates thereof is subject to case-by-case review by the FERC. Based on current FERC policy and precedent, the Partnership does not anticipate that the FERC will assert or exercise any NGA rate jurisdiction over the Green Canyon, Ewing Bank, Manta Ray Offshore or Viosca Knoll systems, so long as the services provided through such lines are not performed "in connection with" transportation services performed through any of the Regulated Pipelines.

   The FERC has generally disclaimed jurisdiction to set rates for oil pipelines in the OCS under the Interstate Commerce Act ("ICA"). Therefore, unless the FERC's jurisdiction is successfully invoked under OCSLA to remedy a denial of non-discriminatory access, or the FERC reverses its decision that the ICA does not apply to OCS oil pipelines, Poseidon will not be subject to rate regulation.

   OIL AND GAS PROPERTIES

   Exploration, Production and Development. The exploration, production and development operations of the Company are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonds and insurance in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Partnership's and Tatham Offshore's exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of oil and gas properties.

   The Partnership and Tatham Offshore presently have interests in or rights to offshore leases located in federal waters. Federal leases are administered by the MMS. Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining an area-wide performance bond and, in some cases, supplemental bonds representing security deemed necessary by the MMS in excess of the area-wide bond requirements for facility abandonment and site clearance costs.

OPERATIONAL HAZARDS AND INSURANCE

   The drilling and exploration, production and development operations of DeepTech and its affiliates are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. In addition, a rig or a pipeline may experience damage as a result of an accident or other natural disaster. To mitigate the impact of repair costs associated with such an accident or disaster, the Company and its affiliates maintain insurance of various types that they consider to be adequate to cover its operations. The Insurance Package covers assets in amounts considered reasonable, other than for the Partnership's 50% interest in the assets of Stingray, for which insurance is carried at the Stingray partnership level. The Insurance Package is subject to deductibles that the Company and its affiliates consider reasonable and not excessive. The Company and its affiliates' insurance does not cover every potential risk associated with operating drilling rigs or pipelines or the drilling and production of oil and gas. Consistent with insurance coverage generally available to the industry, the Company and its affiliates' insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

   The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect the Company or its affiliates' operations and financial condition. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operation. However, no assurance can be given that the Company or its affiliates will be able to maintain adequate insurance in the future at rates it considers reasonable.

INTERNATIONAL OPERATIONS AND RISKS

   The Company conducts some of its operations outside of the United States. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. The ability of the Company to compete in the international markets may also be adversely affected by foreign government regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. No predictions can be made as to what foreign government regulations may be enacted in the future that could be applicable to the Company's operations.

   Presently, the Company's only international operation is a drilling contract, through RIGCO, with Amoco Canada Petroleum Company, Ltd. for a two well program offshore Canada. Under such drilling contract, the Company is compensated in U.S. currency.

ENVIRONMENTAL

   General. The operations of the Company and its affiliates are subject to extensive federal, state and local statutory and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. In recent years, these requirements have become increasingly stringent and in certain circumstances, they impose "strict liability" on a company, rendering it liable for environmental damage without regard to negligence or fault on the part of such company. To the Company's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulation and ordinances.

   It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by the Company and its affiliates. In addition, some risk of environmental costs and liabilities is inherent in the Company and its affiliates' operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company and its affiliates. Furthermore, the Company will likely be required to increase its expenditures during the next several years to comply with higher industry and regulatory safety standards. However, such expenditures cannot be accurately estimated at this time.

   Pipelines. In addition to the NGA, the NGPA and the OCSCA, several federal and state statutes and regulations may pertain specifically to the operations of the Pipelines. The Hazardous Materials Transportation Act, as amended, regulates materials capable of posing an unreasonable risk to health, safety and property when transported in commerce. The NGPSA and the HLPSA authorize the development and enforcement of regulations governing pipeline transportation of natural gas and hazardous liquids. While federal jurisdiction is exclusive over regulated pipelines, the statutes allow states to impose additional requirements for intrastate fines if compatible with federal programs. Both Texas and Louisiana have developed regulatory programs that parallel the federal program for the transportation of natural gas by pipelines.

   Solid Waste. The Company's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), as amended, 42 U.S.C. Section 6901 et. seq., and its regulations, and comparable state statutes and regulations. Further, it is possible that some wastes that are currently classified as nonhazardous, via exemption or otherwise, perhaps including wastes currently generated during pipeline operations, may, in the future, be designated as "hazardous waste," which are subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Company and its affiliates.

   Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Section 9601 et. seq., and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that cause or contribute to the release of a "hazardous substance" into the environment. These persons include the current owner or operator of a site, the past owner or operator of a site, and companies that transport, dispose of, or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (the "EPA") or state agency, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101 (14) that currently encompasses natural gas, the Company and its affiliates may nonetheless generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. Thus, the Company and its affiliates may be responsible under CERCLA or the state equivalents for all or part of the costs required to cleanup sites where a release of a hazardous substance has occurred.

   Air. The Company and its affiliates' operations may be subject to the Clean Air Act ("CAA"), 42 U.S.C. Section 7401- 7642, and comparable state statutes. The 1990 CAA amendments and accompanying regulations, state or federal, may impose certain pollution control requirements with respect to air emissions from operations, particularly in instances where a company constructs a new facility or modifies an existing facility. The Company and its affiliates may also be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company and its affiliates do not believe their operations will be materially adversely affected by any such requirements.

   Water. The Federal Water Pollution Control Act ("FWPCA") and Clean Water Act, 33 U.S.C. Section 1311 et. seq., impose strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and along with the Oil Pollution Act of 1990 (the "OPA"), imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters.

   Endangered Species. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, certain exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes which provide protection to animal and plant species and thus may apply to the Company and its affiliates' operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, and the Migratory Bird Treaty Act. The National Historic Preservation Act may impose similar requirements.

   Communication of Hazards. The Occupational Safety and Health Act ("OSHA"), as amended, 29 U.S.C. Section 651 et. seq., the Emergency Planning and Community Right-To-Know Act ("EPCRA"), as amended, 42 U.S.C. Section 11001 et. seq., and comparable state statutes require the Company to organize and disseminate information to employees, state and local organizations, and the public about the hazardous materials used in its operations and its emergency planning.

EMPLOYEES

   As of June 30, 1997, DeepTech had 56 employees. DeepTech has entered into management agreements with each of the Operating Subsidiaries pursuant to which DeepTech provides certain services, including operational, financial, accounting and administrative services. The aggregate fees payable under these agreements provide reimbursement for a substantial portion of DeepTech's general and administrative expenses. See "--Management Services Provided to the Subsidiaries" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- The Company." A subsidiary of the Partnership has eleven full time employees, based in Houma, Louisiana, to perform operational functions for its gas pipeline and platform operations.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

   This Annual Report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company and its affiliates' results of operations and financial condition are: (i) competitive practices in the industry in which the Company and its affiliates compete, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Company and its affiliates' operations in particular, (iii) environmental liabilities to which the Company and its affiliates may become subject in the future that are not covered by an indemnity or insurance, (iv) the throughput levels achieved by the Gas Pipelines, Poseidon and any future pipelines in which the Company and its affiliates own an interest, (v) the ability to access additional reserves to offset the natural decline in production from existing wells connected to the Gas Pipelines and Poseidon, (vi) changes in gathering, transportation, processing, handling and other rates due to changes in governmental regulation and/or competitive factors, (vii) the impact of oil and natural gas price fluctuations, (viii) the production rates and reserve estimates associated with the Company's and its affiliates' producing oil and gas properties, (ix) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays and (x) the ability of the subsidiaries and joint ventures (including the Equity Investees) to make distributions to the Company and its affiliates. The Company and its affiliates disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

CERTAIN DEFINITIONS

   The following are abbreviations and words commonly used in the oil and gas industry and in this Annual Report.

   "3-D seismic" means seismic that is run, acquired and processed to yield a three-dimensional picture of the subsurface.

   "bbl" or "barrel" means barrels, a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

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

   "Mcf" means thousand cubic feet, a standard measure of volume for gas.

   "MMbtu" means million British thermal units.

   "MMcf" means million cubic feet.

   "net" oil and natural gas wells or "net" acres or "net" production or reserves are the total gross number of wells or acres respectively, in which the Company has an interest multiplied times the Company's or other referenced party's working interest in such wells or acres.

   "OCS" means Outer Continental Shelf, an area offshore the United States over which the federal government has jurisdiction, which extends from the end of state territorial waters (three to twelve nautical miles offshore, depending on the state) to 200 nautical miles from shore. The term OCS as used herein includes not only those areas on the Shelf itself, but those areas in the flextrend and the deepwater, to a limit of 200 nautical miles, as well.

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

ITEM 3.       LEGAL PROCEEDINGS

   The Company and its affiliates are involved from time to time in various claims, actions, lawsuits and regulatory matters that have arisen in the ordinary course of business, including various rate cases and other proceedings before the FERC. See Items 1 & 2. "Business and Properties -- Regulation."

    In particular, the Partnership is a defendant in a lawsuit filed by Transcontinental Gas Pipe Line Corporation ("Transco") in the 157th Judicial District Court, Harris County, Texas on August 30, 1996. Transco alleges that, pursuant to a platform lease agreement entered into on June 28, 1994, Transco has the right to expand its facilities and operations on the offshore platform by connecting additional pipeline receiving and appurtenant facilities. Transco has requested a declaratory judgment and is seeking damages. Management has denied Transco's request to expand its facilities and operations because the lease agreement prohibits such expansion, and Transco's activities will interfere with the Manta Ray Offshore system and the Partnership's existing and planned activities on the platform. It is the opinion of management that adequate defenses exist and that the final disposition of this suit individually, and all of the Partnership's other pending legal proceedings in the aggregate, will not have a material adverse effect on the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Effective February 1996, the shareholders approved the issuance, to Thomas
P. Tatham, of warrants to purchase 1,333,333 shares of DeepTech's common stock. The Information Statement disclosing the shareholder approval of such action was approved by the Commission in May 1997.

   No matters were submitted to a vote of the security holders of DeepTech during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   DeepTech's common stock is quoted on Nasdaq, which is the principal trading market for these securities, under the symbol "DEEP." The closing price of DeepTech's common stock on Nasdaq was $10.50 per share on September 2, 1997. There were approximately 129 holders of record of DeepTech's common stock as of September 2, 1997. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as quoted on Nasdaq.

                                                                     Common Stock Price Range
                                                                     ------------------------
                                                                        High       Low
                 Year Ended June 30, 1996
                           First Quarter ..........................     5          3 1/2
                           Second Quarter .........................     5 3/8      3 1/2
                           Third Quarter ..........................     6 5/8      4 1/8
                           Fourth Quarter .........................     6 1/8      4 1/2

                 Year Ended June 30, 1997
                           First Quarter ..........................     8          5 3/8
                           Second Quarter .........................     7 3/8      5 3/8
                           Third Quarter ..........................     7          5 3/4
                           Fourth Quarter .........................     8 3/8      6


                 PERIOD FROM JULY 1, 1997 THROUGH SEPTEMBER 2, 1997     11 7/8     7 5/8

DIVIDEND POLICY

   DeepTech has never paid cash dividends on its common stock and does not contemplate that it will pay any cash dividends on its common stock in the foreseeable future. The payment of future dividends will be determined by DeepTech's Board of Directors in light of conditions then existing, including DeepTech's earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. Furthermore, the Senior Notes Indenture includes covenants that restrict the circumstances under which DeepTech may pay dividends. Pursuant to such covenants, DeepTech is currently prohibited from paying dividends in respect of its common stock.

RECENT SALES OF UNREGISTERED SECURITIES

   The following information related to sales and other issuances by DeepTech within the past three fiscal years of DeepTech securities, the sales or issuances of which were not registered pursuant to the Securities Act of 1933 ("Securities Act").

   In July 1994, DeepTech issued 1,466 shares of its common stock to Glenn Tatham upon exercise by Glenn Tatham of outstanding warrants issued to him in May 1990. The exercise price for such warrants was $3.41 per share. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In July 1994, DeepTech issued 200,000 shares of its common stock to Michael Willis upon the exercise by Michael Willis of outstanding warrants issued to
him in July 1992.   The exercise price for such warrants was $2.50 per share.
Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In August 1994, DeepTech issued 304,558 shares of its common stock to Thomas
P. Tatham upon exercise by Thomas P. Tatham of outstanding warrants issued to him in May 1990. The exercise price for such warrants was $3.41 per share. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In November 1994, DeepTech issued warrants to purchase 1,100,000 shares of common stock to Wilrig AS (the "Wilrig Warrants") at an exercise price of $10.00 per share as partial consideration for an agreement by Wilrig AS to loan $11.0 million to the Company provided, however, that if DeepTech did not exercise an option to acquire the Treasure Searcher, or a similar semisubmersible drilling rig from Wilrig AS, the maximum number of shares of common stock that may be obtained upon exercise of such warrants would be reduced to 800,000 shares. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In June 1995, DeepTech granted stock options to purchase 300,000 shares of its common stock to Grant Sims at an exercise price of $4.00 per share as an incentive for continued employment. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by
Section 4 (2) of the Securities Act.

   In June 1995, DeepTech issued 300,000 shares of its common stock to Grant Sims upon the exercise of outstanding warrants issued to Grant Sims in June
1995.   The consideration for the exercise was a note payable to DeepTech in the aggregate amount of $1,200,000, bearing interest at 8% per annum, principal and interest due on June 12, 1998. This note will be canceled by DeepTech if Mr. Sims continues to be employed by DeepTech until June 12, 1998. If Mr. Sims voluntarily terminates employment with DeepTech prior to June 12, 1998, he must repay the note by paying principal and interest or return the 300,000 shares of common stock. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In September 1995, DeepTech issued options to purchase 300,000 shares of its common stock at an exercise price of $5.00 per share to Thomas P. Tatham as reimbursement to Mr. Tatham for costs he incurred in connection with agreements Mr. Tatham made with each of two outside directors of DeepTech pursuant to which Mr. Tatham had granted each director options to purchase 150,000 shares of the common stock of DeepTech held by Mr. Tatham at his costs with respect thereto. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In November 1995, DeepTech issued 100,000 shares of its common stock to Alpha Marine Services in exchange for an agreement to terminate, as of October 1, 1995, a two year charter agreement for a multi-purpose service vessel entered into as of May 1, 1995. The initial base day rate was $6,980 as a charter fee for use of the vessel. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by
Section 4 (2) of the Securities Act.

   In December 1995 and June 1996, DeepTech issued warrants to purchase 372,973 and 100,000, respectively, shares of common stock to Highwood Partners at an exercise price of $5.00 per share as partial consideration for an agreement by Highwood Partners to loan $17.3 million to the Company. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In February 1996, DeepTech issued 125,000 shares of common stock to T-75 Rig Investment, L.L.P. in partial consideration for the release of the Company from any obligations under a loan agreement relating to original acquisition financing for the FPS Laffit Pincay. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by
Section 4 (2) of the Securities Act.

   In February 1996, DeepTech issued warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share in connection with an agreement by a syndicate of commercial lenders to loan the Company $12.0 million. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In February 1996, DeepTech issued warrants to purchase an aggregate of up to 1,475,555 shares of DeepTech common stock at $4.50 per share in connection with an agreement by the individuals listed below to refinance a total of $6.6 million until January 15, 1997.

                 Thomas P. Tatham                                    1,333,333 shares
                 Donald A. Sanders                                     106,667 shares
                 John Drury                                             35,555 shares

Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In September 1996, DeepTech issued 472,973 shares of its common stock to Westgate International, L.P. ("Westgate") upon exercise by Westgate International, L.P. of warrants to acquire 372,973 and 100,000 shares of DeepTech common stock issued to Highwood Partners in December 1995 and June 1996, respectively. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In December 1996, DeepTech issued shares of its common stock as indicated below upon exercise of an equal number of warrants originally issued to a syndicate of commercial lenders in February 1996.

                 Lehman Brothers Holdings, Inc.                        666,667 shares
                 Citicorp North America, Inc.                          206,250 shares
                 Donald A. Sanders                                      12,500 shares

Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In December 1996, DeepTech issued shares of its common stock as indicated below upon exercise of an equal number of warrants originally issued to the individuals listed below in February 1996.

                 Donald A. Sanders                                      26,667 shares
                 John Drury                                              8,889 shares

Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In December 1996, DeepTech issued shares of its common stock as indicated below upon exercise of an equal number of warrants originally issued to BBU Mezzanine Fund II as partial consideration for the agreement to loan $3.5 million to DeepTech in December 1992. The exercise price for such warrants was $4.00 per share.

                 Susan K. Stickney                                       2,628 shares
                 Chris M. Sanders                                        1,250 shares
                 Roberto Marsella                                        1,500 shares
                 David King                                              1,500 shares
                 Alfred King III                                         1,500 shares
                 Albert Stickney III                                       791 shares
                 Delaware Charter Guarantee & Trust Company
                     Trustee for Roger B. Vincent, Sr.                   8,371 shares
                 Donald A. Sanders                                      15,000 shares
                 Katherine U. Sanders                                   15,000 shares
                 Jansen Noyes, Jr. and Alfred King, Jr. Trustee U/W
                     Nancy Noyes King for Susan K. Stickney                750 shares
                 Jansen Noyes, Jr. and Alfred King, Jr. Trustee U/W
                     Nancy Noyes King for David N. King                    750 shares
                 Jansen Noyes, Jr. and Alfred King, Jr. Trustee U/W
                     Nancy Noyes King for Alfred King, III                 750 shares
                 Jansen Noyes, Jr.                                         563 shares

Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In December 1996, DeepTech issued 109,375 shares of its common stock to Citicorp North America, Inc. upon exercise of warrants originally issued to Citicorp USA, Inc. as partial consideration for the agreement to loan $3.5 million to DeepTech in December 1992. The exercise price for such warrants was $4.00 per share. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In May 1997, DeepTech issued 114,584 shares of its common stock to Thomas P. Tatham upon exercise of an equal number of warrants originally issued to a syndicate of commercial lenders in February 1996. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In May 1997, DeepTech issued 275,000 shares of its common stock to Thomas P. Tatham upon exercise of the Wilrig Warrants originally issued to Wilrig AS in November 1994. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

   In May 1997, DeepTech issued 333,333 shares of its common stock to Thomas P. Tatham upon exercise of warrants originally issued to Thomas P. Tatham in February 1996. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4 (2) of the Securities Act.

ITEM 6.        SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for the Company for each of the three fiscal years ended June 30, 1997, 1996 and 1995 and at June 30, 1997 and 1996 have been derived from the consolidated financial statements and notes thereto that are included elsewhere in this Annual Report. The consolidated financial data at June 30, 1994 and 1993 and for the years then ended and at June 30, 1995 have been derived from the historical consolidated financial statements. As a result of the completion of Tatham Offshore's initial public offering, the results of operations of Tatham Offshore are not consolidated in the Company's financial statements after February 14, 1994 as the Company accounts for its investment in Tatham Offshore using the equity method.

                                                                       FOR THE YEARS ENDED JUNE 30,
                                                       ------------------------------------------------------------
                                                       1997           1996         1995           1994         1993
                                                       ----           ----         ----           ----         ----
                                                                            (In thousands)
                                                                            (except per share)
STATEMENT OF OPERATIONS DATA:
Oil and gas sales ..............................     $ 116,408      $ 44,491      $ 18,708      $ 23,592      $    371
Drilling services ..............................        14,609            --            --            --            --
Transportation services ........................            --            --            --            --         7,227
Equity in earnings .............................         3,045        10,484         5,990         7,862         9,769
Other ..........................................            55           459           742         1,989            --
                                                     ---------      --------      --------      --------      --------
  Total revenue ................................       134,117        55,434        25,440        33,443        17,367
                                                     ---------      --------      --------      --------      --------

Oil and gas purchases ..........................       115,192        43,696        17,447        14,988            --
Operating and production expenses ..............         8,201           478           215         4,867         1,091
Losses of equity investees .....................        17,736         1,859        13,909         2,355            --
Costs in excess of (under) revenue on
  turnkey contract .............................            --            --            --          (818)        3,500
Exploration expenses ...........................            --            --            --           367           447
Depreciation, depletion, amortization and
  impairment ...................................         1,453           215           326           481         1,062
General and administrative expenses ............         2,413         3,807         3,495         5,308         7,782
                                                     ---------      --------      --------      --------      --------
  Total operating costs ........................       144,995        50,055        35,392        27,548        13,882
                                                     ---------      --------      --------      --------      --------

Operating (loss) income ........................       (10,878)        5,379        (9,952)        5,895         3,485
(Loss) gain on investments in subsidiaries .....       (12,049)           --            --        31,758         7,203
Interest income and other ......................         9,692        14,654         8,212         2,050           170
Interest and other financing costs .............       (14,566)      (13,112)      (10,006)       (8,421)      (13,686)
                                                     ---------      --------      --------      --------      --------
(Loss) income before preferred dividends of
  subsidiaries, minority interests and
  income taxes .................................       (27,801)        6,921       (11,746)       31,282        (2,828)
Preferred dividends of subsidiaries ............            --            --            --           (90)         (825)
Minority interests in consolidated subsidiaries.        (1,376)         (905)         (519)         (925)         (661)
                                                     ---------      --------      --------      --------      --------
(Loss) income before cumulative effect of
  accounting change and income taxes ...........       (29,177)        6,016       (12,265)       30,267        (4,314)
Income tax (benefit) expense ...................        (9,343)        2,374        (3,837)        3,267           (15)
                                                     ---------      --------      --------      --------      --------
(Loss) income before cumulative effect of
  accounting change ............................       (19,834)        3,642        (8,428)       27,000        (4,299)
Cumulative effect on prior years of changing
  method of accounting for income taxes ........            --            --            --           412            --
                                                     ---------      --------      --------      --------      --------
Net (loss) income ..............................     $ (19,834)     $  3,642      $ (8,428)     $ 26,588      $ (4,299)
                                                     =========      ========      ========      ========      ========
Net (loss) income attributable to
  common stockholders ..........................     $ (19,834)     $  3,642      $ (8,428)     $ 25,988      $ (4,299)
                                                     =========      ========      ========      ========      ========
Net (loss) income per share ....................     $   (1.10)     $   0.21      $  (0.55)     $   1.56      $  (0.30)
                                                     =========      ========      ========      ========      ========



                                                                                           At June 30,
                                                                       -----------------------------------------------------
                                                                       1997         1996        1995       1994         1993
                                                                       ----         ----        ----       ----         ----
                                                                                        (In thousands)
             Balance Sheet Data:
             Property and equipment, net ........................    $125,506    $ 25,867    $ 16,480    $ 23,285   $ 14,060
             Receivables from affiliates ........................      60,000     100,490      89,361      60,000         --
             Equity investments .................................          --       4,586       2,369      10,426      4,294
             Total assets .......................................     228,218     156,433     127,693     119,229     35,125
             Long-term debt .....................................     164,561      97,534      91,381      87,656     15,122
             Accumulated losses and/or cash distributions of
               equity investees in excess of investment and
               accumulated equity earnings ......................      32,679         196       8,008          --         --
             Minority interests in consolidated subsidiaries ....         344         186         639         422      5,791
             Stockholders' equity (deficit) .....................       5,539      12,282       2,382       8,911    (18,529)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data" and is intended to assist in the understanding of the Company's financial position and results of operations for each of the years ended June 30, 1997, 1996 and 1995.

GENERAL

   DeepTech is a diversified energy company engaged, through the Operating Subsidiaries, in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf and offshore eastern Canada.

   The Company conducts natural gas and crude oil gathering, transportation and similar services through the Partnership, a master limited partnership traded on the New York Stock Exchange ("NYSE") under the symbol "LEV." Leviathan owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech), consisting of a 1% general partner interest in the Partnership, a 25.6% limited partner interest evidenced by 6,291,894 common units in the Partnership (the "Common Units") and a 1.0101% nonmanaging interest in certain subsidiaries of the Partnership. The public owns 18,075,000 preference units representing limited partner interests in the Partnership (the "Preference Units"). The closing price of the Preference Units on the NYSE on September 2, 1997 was $26.125 per Preference Unit. The Partnership's operations also consist of the development and production of oil and gas reserves from three offshore leases.

   Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the flextrend and deepwater areas of the Gulf and in the development of offshore pipeline infrastructure offshore eastern Canada. DeepTech owns 10,000,000 shares of Tatham Offshore common stock representing approximately 36.6% of the issued and outstanding common stock of Tatham Offshore and Subordinated Notes of Tatham Offshore with an outstanding principal balance of $60 million. DeepFlex Services owns (i) 4,670,957 shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock,
(ii) 1,016,957 shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock and (iii) 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred Stock. The Partnership owns 7,500 shares of 9% Senior Convertible Preferred Stock of Tatham Offshore. The common stock of Tatham Offshore is quoted on the Nasdaq under the symbol "TOFF." The closing price of Tatham Offshore's common stock on Nasdaq was $.50 per share on September 2, 1997. The Tatham Offshore Series A, Series C and Mandatory Redeemable Preferred Stock are traded in the over-the-counter market under the symbols "TOFFL", "TOFFN" and "TOFFM," respectively.

RESULTS OF OPERATIONS

   YEAR ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

   Oil and gas sales from the Company's marketing operations totaled $116.4 million for the year ended June 30, 1997 as compared with $44.5 million for the year ended June 30, 1996. During the years ended June 30, 1997 and 1996, the Company derived its oil and gas revenue by marketing oil and gas production of the Partnership, Tatham Offshore and third-party producers. The increase of $71.9 million is a result of the initiation of production from three oil and gas properties owned by the Partnership and Tatham Offshore during December 1995, May 1996 and May 1997. During the year ended June 30, 1997, the Company sold 39,523 MMcf of gas and 1,221,070 barrels of oil at average prices of $2.29 per Mcf and $21.18 per barrel, respectively. During the year ended June 30, 1996, the Company sold 13,679 MMcf of gas and 543,730 barrels of oil at average prices of $2.47 per Mcf and $19.58 per barrel, respectively.

   Drilling services totaled $14.6 million for the year ended June 30, 1997 and included revenue from contract drilling services provided by the Company's FPS Laffit Pincay from October 1, 1996 through June 30, 1997. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in losses of equity investees for the period from July 1, 1996 through September 30, 1996, as discussed below.

   Equity in earnings totaled $3.0 million for the year ended June 30, 1997 as compared with $10.5 million for the year ended June 30, 1996. The decrease of $7.5 million resulted primarily from (i) RIGCO acquiring the FPS Laffit Pincay from DeepFlex Partners on September 30, 1996 and as a result the operating activity from the FPS Laffit Pincay is included in drilling services and operating expenses after September 30, 1996 and (ii) a non-recurring charge of $21.2 million recorded by the Partnership during June 1997. Equity in earnings for the year ended June 30, 1997 primarily consisted of equity earnings of the Partnership whereas equity in earnings for the year ended June 30, 1996 included equity earnings of the Partnership and DeepFlex Partners of $9.1 million and $1.3 million, respectively. During the year ended June 30, 1997, the Partnership had total operating revenue of $112.6 million as compared with $60.9 million for the year ended June 30, 1996. For the year ended June 30, 1997, total gathering and transportation throughput, net to the Partnership, was 485.2 Bcf of gas as compared with 465.2 Bcf of gas for the year ended June 30, 1996. Oil volumes from Poseidon totaled 6.8 million barrels and 0.2 million barrels for the years ended June 30, 1997 and 1996, respectively. During the year ended June 30, 1997, the Partnership produced and sold 21,062 MMcf of gas and 776,953 barrels of oil at average prices of $2.17 per Mcf and $21.66 per barrel, respectively. During the year ended June 30, 1996, the Partnership produced and sold 6,767 MMcf of gas and 25,216 barrels of oil at average prices of $2.64 per Mcf and $21.57 per barrel, respectively. For the year ended June 30, 1997, the Partnership's net income of $11.9 million included a non-recurring charge of $21.2 million, $7.3 million net to the Company, to reserve the Partnership's investment in certain gathering facilities and other assets associated with Tatham Offshore's Ewing Bank 914 #2 well and Ship Shoal Block 331, to fully accrue the Partnership's abandonment obligations associated with these gathering facilities, to reserve the Partnership's noncurrent receivable related to the prepayment of demand charge obligations and to accrue certain abandonment obligations associated with its oil and gas properties. DeepFlex Partners recorded net income of $2.6 million for the year ended June 30, 1996 which included a gain of $5.1 million related to the sale of a semisubmersible drilling rig.

    Oil and gas purchases by the Company's marketing operations for the year ended June 30, 1997 totaled $115.2 million as compared with $43.7 million for the year ended June 30, 1996. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the year ended June 30, 1997, the Company purchased 39,523 MMcf of gas and 1,221,070 barrels of oil at average prices of $2.27 per Mcf and $20.73 per barrel, respectively. During the year ended June 30, 1996, the Company purchased 13,679 MMcf of gas and 543,730 barrels of oil at average prices of $2.44 per Mcf and $18.76 per barrel, respectively.

    Operating expenses for the year ended June 30, 1997 totaled $8.2 million and included costs to operate the Company's FPS Laffit Pincay subsequent to its acquisition by RIGCO on September 30, 1996. Operating costs for the year ended June 30, 1996 totaled $0.5 million and included costs to operate the Company's multi-purpose service vessel and to terminate the related charter agreement effective October 1, 1995.

   Depreciation totaled $1.5 million for the year ended June 30, 1997 as compared with $0.2 million for the year ended June 30, 1996. The increase of $1.3 million was related to depreciation of the Company's FPS Laffit Pincay for the period from October 1,1996 through June 30, 1997. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in losses of equity investees for the period from July 1, 1996 through September 30, 1996, as discussed below.

   Losses of equity investees for the year ended June 30, 1997 totaled $17.7 million as compared with $1.9 million for the year ended June 30, 1996. Losses of equity investees for the year ended June 30, 1997 primarily included equity losses of Tatham Offshore and DeepFlex Partners of $16.3 million and $1.3 million, respectively whereas losses of equity investees for the year ended June 30, 1996 included equity losses of Tatham Offshore. During the year ended June 30, 1997, Tatham Offshore had total operating revenue of $20.7 million and nonoperating income of $0.6 million. During the year ended June 30, 1997, Tatham Offshore produced and sold 7,180 MMcf of gas and 170,000 barrels of oil and condensate at average prices of $2.36 per Mcf and $22.35 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $19.2 million and other expenses totaled $8.4 million for the year ended June 30, 1997. Tatham Offshore's net loss was increased by $3.9 million of preferred stock dividends in arrears for the year ended June 30, 1997. In addition, Tatham Offshore's net loss for the year ended June 30, 1997 of $51.9 million included a non-recurring charge of $41.7 million, $15.2 million net to the Company's interest, to reserve its investment in its Ewing Bank 914 #2 well, certain adjacent leases and the Ship Shoal 331 property, to fully accrue the Company's abandonment obligations associated with the Ewing Bank 914 #2 and 915 #4 wells and the Ship Shoal 331 property and to reverse the Company's noncurrent payable to the Partnership related to the prepayment of demand charge obligations under certain transportation agreements. During the year ended June 30, 1996, Tatham Offshore had total operating revenue of $16.1 million and nonoperating income of $22.8 million which was primarily related to the sale of the Assigned Properties to the Partnership. During the year ended June 30, 1996, Tatham Offshore produced and sold 3,274 MMcf of gas and 418,000 barrels of oil at average prices of $2.51 per Mcf and $18.83 per barrel, respectively. For the year ended June 30, 1996, Tatham Offshore's depreciation and operating expenses totaled $29.9 million and nonoperating expenses totaled $8.2 million. DeepFlex Partners recorded a net loss of $2.5 million for the year ended June 30, 1997 which included as an expense certain engineering costs that had previously been capitalized.

   General and administrative expenses for the year ended June 30, 1997 totaled $2.4 million as compared with $3.8 million for the year ended June 30, 1996. The decrease of $1.4 million was primarily attributable to decreases in salary and related expenses due to a reduction in personnel and the restructuring of certain compensation arrangements during the year ended June 30, 1997.

   Operating loss for the year ended June 30, 1997 totaled $10.9 million as compared with operating income of $5.4 million for the year ended June 30, 1996. The operating loss is primarily the result of the net effect of the items discussed above.

   Loss on investments in subsidiaries for the year ended June 30, 1997 totaled $12.0 million and primarily included a reserve for the Company's investment in Tatham Offshore's Series A and Series C Convertible Exchangeable Preferred Stock and Mandatory Redeemable Preferred Stock.

   Interest and other income for the year ended June 30, 1997 totaled $9.7 million as compared with $14.7 million for the year ended June 30, 1996. Interest and other income for the year ended June 30, 1997 included interest income from (i) the Subordinated Notes of $7.1 million, (ii) the PIK Notes payable from DeepFlex Partners of $1.2 million and (iii) interest earned on other affiliate debt and available cash of $1.4 million. Interest and other income for the year ended June 30, 1996 included interest income from (i) the Subordinated Notes of $7.1 million, (ii) the PIK Notes payable from DeepFlex Partners of $5.9 million, (iii) interest earned on other affiliate debt and available cash of $0.6 million and (iv) other of $1.1 million.

   Interest and other financing costs for the year ended June 30, 1997 totaled $14.6 million as compared with $13.1 million for the year ended June 30, 1996. Interest and other financing costs for the year ended June 30, 1997 included
(i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.8 million, (ii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.7 million and (iii) interest and amortization of debt issue costs of $3.1 million related to $38.4 million of other indebtedness of the Company, $32.5 million of which was retired during the year. In addition, the Company capitalized $6.6 million of interest costs related to the RIGCO Credit Facility during the year ended June 30, 1997 in connection with the FPS Bill

Shoemaker refurbishment and upgrade project. Interest and other financing costs for the year ended June 30, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.7 million and (ii) interest and amortization of debt issue costs of $2.4 million related to $30.0 million of other indebtedness of the Company. In addition, the Company capitalized $1.0 million of interest during the year ended June 30, 1996.

   During the year ended June 30, 1997, the Company recorded an income tax benefit of $9.3 million as compared with an income tax expense of $2.4 million for the year ended June 30, 1996.

   After taking into account a $1.4 million loss resulting from minority interests in consolidated subsidiaries, the Company's net loss for the year ended June 30, 1997 totaled $19.8 million, or $1.10 per share. For the year ended June 30, 1996, the Company reported net income of $3.6 million, or $0.21 per share, after taking into account a $0.9 million loss resulting from minority interests in consolidated subsidiaries.

   YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995

   Oil and gas sales from the Company's marketing operations totaled $44.5 million for the year ended June 30, 1996 as compared with $18.7 million for the year ended June 30, 1995. During the years ended June 30, 1996 and 1995, the Company derived its oil and gas revenue by marketing oil and gas production of the Partnership, Tatham Offshore and third-party producers. The increase of $25.8 million is a result of the initiation of production from two oil and gas properties owned by the Partnership and Tatham Offshore in December 1995 and May 1996. During the year ended June 30, 1996, the Company sold 13,679 MMcf of gas and 543,730 barrels of oil at average prices of $2.47 per Mcf and $19.58 per barrel, respectively. During the year ended June 30, 1995, the Company sold 6,026 MMcf of gas and 458,000 barrels of oil and condensate at average prices of $1.70 per Mcf and $18.46 per barrel, respectively.

   Equity in earnings totaled $10.5 million for the year ended June 30, 1996 as compared with $6.0 million for the year ended June 30, 1995. Equity in earnings for the year ended June 30, 1996 primarily included equity in earnings of the Partnership and DeepFlex Partners of $9.1 million and $1.3 million, respectively, whereas, equity in earnings for the year ended June 30, 1995 primarily included equity in earnings of the Partnership. During the year ended June 30, 1996, the Partnership had total operating revenue of $60.9 million as compared with $36.2 million for the year ended June 30, 1995. For the year ended June 30, 1996, total gathering and transportation throughput, net to the Partnership, was 465.2 Bcf as compared with 435.7 Bcf for the year ended June 30, 1995. Oil volumes from Poseidon totaled 0.2 million barrels for the year ended June 30, 1996. During the year ended June 30, 1996, the Partnership produced and sold 6,767 MMcf of gas and 25,216 barrels of oil at average prices of $2.64 per Mcf and $21.57 per barrel, respectively. During the year ended June 30, 1996, DeepFlex Partners recorded net income of $2.6 million which included a gain on the sale of the FPS Eddie Delahoussaye of $5.1 million.

   Oil and gas purchases by the Company's marketing operations for the year ended June 30, 1996 totaled $43.7 million as compared with $17.4 million for the year ended June 30, 1995. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the year ended June 30, 1996, the Company purchased 13,679 MMcf of gas and 543,730 barrels of oil at average prices of $2.44 per Mcf and $18.76 per barrel, respectively. During the year ended June 30, 1995, the Company purchased 6.0 Bcf of gas and 458,000 barrels of oil at average prices of $1.59 per Mcf and $16.93 per barrel, respectively.

   Losses of equity investees for the year ended June 30, 1996 totaled $1.9 million as compared with $13.9 million for the year ended June 30, 1995 and related to equity losses of Tatham Offshore. During the year ended June 30, 1996, Tatham Offshore had total operating revenue of $16.1 million and nonoperating income of $22.8 million which was primarily related to the sale of the Assigned Properties to the Partnership. During the year ended June 30, 1996, Tatham Offshore produced and sold 3,274 MMcf of gas and 418,000 barrels of oil at average prices of $2.51 per Mcf and $18.83 per barrel, respectively. For the year ended June 30, 1996, Tatham Offshore's depreciation and operating expenses totaled $29.9 million and nonoperating expenses totaled $8.2 million. During the year ended June 30, 1995, Tatham Offshore had total operating revenue of $8.1 million and nonoperating income of $2.3 million. During the year ended June 30, 1995, Tatham Offshore produced and sold 1,505 MMcf of gas and 333,000 barrels of oil at average prices of $1.67 per Mcf and $16.67 per barrel, respectively. During the year ended June 30, 1995, Tatham Offshore's depreciation and operating expenses of $33.5 million and nonoperating expenses totaled $11.6 million.

   General and administrative expenses for the year ended June 30, 1996 totaled $3.8 million as compared with $3.5 million for the year ended June 30, 1995. The increase of $0.3 million was attributable to increased operating activities of DeepTech and its consolidated subsidiaries as well as expenses incurred associated with DeepTech's deferred compensation arrangements and a bonus awarded related to the sale of a semisubmersible drilling rig. This increase is partially offset by a $1.0 million charge to the Partnership to compensate the Company for additional taxable income allocated to Leviathan as a result of the offering of additional Partnership Preference Units. Pursuant to management fee agreements with each of Tatham Offshore and Leviathan, DeepTech is reimbursed for a portion of its general and administrative expenses. Prior to November 1, 1995, Leviathan and Tatham Offshore were each charged 40% of DeepTech's overhead expenses under their respective management agreements. The remaining 20% of DeepTech's overhead costs were allocated to consolidated subsidiaries. Effective November 1, 1995, as a result of a reallocation of the level of services DeepTech provided to its Operating Subsidiaries, DeepTech amended its existing management agreements with these subsidiaries and began charging Leviathan and Tatham Offshore 45.3% and 27.4%, respectively, of overhead costs. The remaining 27.3% of DeepTech's overhead expenses was allocated to consolidated subsidiaries. For the year ended June 30, 1996, Leviathan and Tatham Offshore were charged $7.0 million and $4.4 million, respectively, by DeepTech pursuant to their management agreements. For the year ended June 30, 1995, Leviathan and Tatham Offshore were each charged $5.0 million by DeepTech.

   Operating income for the year ended June 30, 1996 totaled $5.4 million as compared with an operating loss of $10.0 million for the year ended June 30, 1995. The operating income is a result of the net effect of the items discussed above.

   Interest and other income for the year ended June 30, 1996 totaled $14.7 million as compared with $8.2 million for the year ended June 30, 1995. Interest and other income for the year ended June 30, 1996 included interest income from (i) the Subordinated Notes of $7.1 million, (ii) the PIK Notes payable from DeepFlex Partners of $5.9 million, (iii) interest earned on other affiliate debt and available cash of $0.6 million and (vi) other of $1.1 million. Interest and other income for the year ended June 30, 1995 included interest income derived from the Subordinated Notes of $7.1 million and available cash of $0.4 million and other income of $0.7 million.

   Interest and other financing costs for the year ended June 30, 1996 totaled $13.1 million as compared with $10.0 million for the year ended June 30, 1995. Interest and other financing costs for the year ended June 30, 1996 included
(i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.7 million and (ii) interest and amortization of debt issue costs of $2.4 million related to $30.0 million of other indebtedness of the Company. In addition, the Company capitalized $1.0 million of interest during the year ended June 30, 1996. Interest and other financing costs for the year ended June 30, 1995 included interest and amortization of debt issue costs and discounts related to the Senior Notes of $10.7 million and $1.7 million of interest expense related to other debt offset by capitalized interest on construction and refurbishment activities related to the FPS Laffit Pincay of $2.4 million.

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

   After taking into account a $0.9 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the year ended June 30, 1996 totaled $3.6 million, or $0.21 per share. For the year ended June 30, 1995, the Company reported a net loss of $8.4 million, or $0.55 per share, after taking into account a $0.5 million loss resulting from minority interests in consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

   THE COMPANY

   Sources of Cash. As a holding company whose material assets consist primarily of stock of and notes receivable from its subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by certain of its subsidiaries to pay its operating expenses, service its debt and satisfy its other obligations. In addition, DeepTech may receive proceeds from the exercise of outstanding warrants to purchase shares of DeepTech common stock.

   DeepTech has entered into management agreements with each of its direct subsidiaries. The management fees charged to such subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such subsidiary for operational, financial, accounting and administrative services. See Items 1 & 2. "Business and Properties -- Management Services Provided to the Subsidiaries". For the year ended June 30, 1997, Leviathan, Tatham Offshore and Offshore Marketing made their required payments to DeepTech for their management fees; however, DeepFlex Services, which is currently charged 18% of DeepTech's general and administrative overhead costs, did not make payments of management fees to DeepTech during such period.

   DeepTech receives, through dividends from Leviathan Holdings, an 85%-owned subsidiary of DeepTech, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and nonmanaging interest in certain subsidiaries of the Partnership. Leviathan, as general partner, is also entitled to the payment of incentive distributions if certain target levels of distributions are met. As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the year ended June 30, 1997 was $8.2 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership. For the year ended June 30, 1997, Leviathan received $3.2 million from the Partnership as reimbursement for these tax liabilities.

   DeepTech currently holds Subordinated Notes with an aggregate principal amount of $60.0 million. Through June 30, 1997, the Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. During the year ended June 30, 1997, DeepTech received $7.1 million in interest under these notes. Effective July 1, 1997, the interest rate related to the Subordinated Notes increased to 13% per annum. Under the terms of the Subordinated Notes, the principal amount of the notes was payable in seven equal annual installments commencing August 1, 1999.

   In September 1997, DeepTech and Tatham Offshore entered into the Restructuring Option Agreement. Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of the Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, Tatham Offshore will no longer be obligated to make interest or principal payments under the Subordinated Notes. Additionally, Tatham Offshore believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its Nasdaq listing.

   Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

   If DeepTech elects to convert all or a portion of the Subordinated Notes into Tatham Offshore common stock, DeepTech will be required to offer to repurchase all of its Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. If the holders of the Senior Notes require DeepTech to repurchase all or a portion of the Senior Notes, management believes that the Company will be able to either refinance the Senior Notes or obtain adequate financing to satisfy this obligation.

   During the year ended June 30, 1997, Tatham Offshore paid DeepTech $1.7 million under an unsecured promissory note which bore interest at 14.5% per annum.

   On September 30, 1996, RIGCO entered into the RIGCO Credit Facility for $65.0 million. Proceeds from the credit facility were used to acquire the FPS Bill Shoemaker, to fund significant upgrades to the FPS Bill Shoemaker and to retire $30.3 million of other Company indebtedness. In April 1997, the RIGCO Credit Facility was amended to provide for an additional $12.0 million to fund the remaining upgrades to the FPS Bill Shoemaker. See Items 1 & 2. "Business and Properties -- Major Encumbrances -- Encumbrances Relating to the RIGCO Credit Facility". RIGCO incurred debt issue costs related to the RIGCO Credit Facility of $4.4 million. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $7.3 million for the year ended June 30, 1997.

   In connection with the issuance of indebtedness related to the acquisition of the FPS Bill Shoemaker, DeepTech granted Highwood Partners warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share which warrants were subsequently assigned to Westgate. On September 30, 1996, Westgate exercised these warrants resulting in $2.4 million of proceeds to DeepTech. In June 1997, DeepTech registered the shares of common stock acquired by Westgate pursuant to the warrant agreement as well as certain other common stock.

   In December 1996 and January 1997, DeepTech extended an offer to certain of its warrantholders whereby the exercise period for certain vested warrants could be extended for one, two or three years in consideration for the immediate exercise of 25%, 37.5% or 50%, respectively, of the warrants so designated by each warrantholder. As a result of this offer, DeepTech received $9.5 million in proceeds, issued 1,803,618 shares of DeepTech common stock pursuant to the exercise of warrants and extended the exercise period on 4,063,195 warrants. DeepTech also has effected and is presently maintaining a continuous shelf registration statement in connection with certain registration rights obligations of DeepTech and the early exercise program described above. The registration statement registers substantially all of the warrants issued by DeepTech as well as the underlying common stock (whether issued or unissued) and certain other stock. Although DeepTech does not own any of the securities covered by the registration statement, management believes that, based on the difference between the exercise price under such warrants (ranging from $4.00 to $10.00 per share) and the closing price of DeepTech common stock on September 2, 1997 ($10.50 per share), DeepTech may receive additional equity capital as a result of warrantholders exercising their rights to acquire common stock.

   Uses of Cash. The Company's capital requirements primarily consist of (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled principal payments on the RIGCO Credit Facility equal to excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter and scheduled interest payments on the remaining principal balance, (iii) scheduled interest payments on DeepTech's Senior Subordinated Notes, as defined below, of $422,000 per quarter, or $1.7 million on an annual basis and (iv) amounts necessary to pay general and administrative and other operational expenses.

   In addition, in September 1997, RIGCO issued $6.6 million in PIK Notes to DeepFlex Services in exchange for funding the remaining capital costs associated with the extensive upgrade, repair and refurbishment of the FPS Bill Shoemaker. In total, RIGCO incurred $55.0 million related to this make-ready program for the FPS Bill Shoemaker, funded primarily with borrowings under the RIGCO Credit Facility.

   In December 1996, DeepFlex Services exercised 1,016,957 Tatham Offshore warrants to acquire shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred stock at $1.00 per share. The remaining 4,312,086 Tatham Offshore warrants were automatically converted into 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred stock on January 1, 1997. See "-- Tatham Offshore -- Sources of Cash."

   On January 15, 1997, DeepTech issued $6.0 million of renewal subordinated promissory notes ("Renewal Notes") to Mr. Tatham and paid $640,000 in principal in settlement of $6,640,000 of Subordinated Promissory Notes payable to affiliates which matured on that date. On January 23, 1997, DeepTech paid $1,650,000 principal amount of the outstanding indebtedness of the Company and issued $15,350,000 of Senior Subordinated Notes to an investment banking firm in exchange for $9,350,000 principal amount of outstanding indebtedness of the Company, $6.0 million of the Renewal Notes and the Wilrig Warrants which had been concurrently purchased by the investment banking firm from the respective holders thereof. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly, and are due on May 31, 2000. DeepTech reimbursed such firm for legal fees and expenses of $60,000 and paid an underwriting fee of $307,000 in connection with such transaction. In addition, in conjunction with Mr. Tatham's agreement to sell the Renewal Notes to such firm, DeepTech agreed to assign the Wilrig Warrants to Mr. Tatham and further agreed to provide Mr. Tatham and members of his immediate family the right, until June 1, 1997, to accept an offer previously made to certain warrantholders to exercise 25%, 37.5% or 50% of their warrants in exchange for an extension of one, two or three years, respectively, in the expiration date of the remaining warrants. In addition, Mr. Tatham agreed to waive certain prepayment provisions in the Renewal Notes.

   Liquidity Outlook. The Company intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash provided from management fees, and dividends funded by distributions from the Partnership.
As of June 30, 1997, the Company had $12.5 million of funds available.

   Although the Company expects to continue to generate cash flows from operations in the future, the Company anticipates that it will need significant additional funds from outside sources to fund its debt obligations which mature in 1998 and beyond. These obligations include the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due is September 1998, the repayment of DeepTech's Senior Subordinated Note which is due in May 2000 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through
(i) the issuance of additional debt or debt refinancing, (ii) the sale of equity securities at the subsidiary level, (iii) a repayment of amounts due DeepTech from DeepFlex Services and/or (iv) the exercise of additional outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that the Company will be able to raise capital on terms it deems acceptable on a timely basis. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The employment of RIGCO's FPS Laffit Pincay during the year ended June 30, 1997 generated $8.1 million of operating net cash flows, all of which serviced obligations under the RIGCO Credit Facility. The employment of both drilling rigs during the year ended June 30, 1998 is expected to generate approximately $30 million of operating net cash flows, substantially all of which is expected to be used to service obligations under the RIGCO Credit Facility. Accordingly, unless the RIGCO Credit Facility is refinanced, DeepTech and the Operating Subsidiaries other than RIGCO will continue to be dependent on funds from sources other than RIGCO. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

   In April 1997, the Board of Directors of DeepTech authorized the repurchase of up to 1,000,000 shares of DeepTech common stock through September 30, 1997. The number of shares actually acquired by DeepTech will depend on subsequent developments and corporate needs. This repurchase program has been designed to enhance and improve shareholder value and liquidity and may be interrupted or discontinued at any time. DeepTech anticipates funding the cash requirements for the stock repurchase program with cash provided through the exercise of outstanding warrants to acquire common stock. Between July 1, 1997 and September 2, 1997, 456,000 warrants have been exercised at prices ranging from $4.00 per share to $4.50 per share resulting in $1.9 million in proceeds to the Company. As of September 2, 1997, DeepTech has approximately 9,214,367 million shares issuable upon the exercise of outstanding warrants, which are exercisable at prices ranging from $4.00 per share to $13.50 per share and which expire during the period from October 1997 to November 2005. To date, DeepTech has not repurchased any shares of common stock under this program and does not have any current plans to implement the program.

   DeepTech has never declared or paid dividends on its common stock and expects to retain all available earnings generated by its operations for the growth and development of the business.

   THE PARTNERSHIP

   Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the six months ended June 30, 1997 totaled $30.1 million. At June 30, 1997, the Partnership had cash and cash equivalents of $1.4 million.

   Cash from continuing operations is derived from (i) payments for gathering gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees, (iii) cash distributions from Equity Investees and (iv) the sale of oil and gas attributable to the Partnership's interest in three producing properties. See Items 1 & 2. "Business and Properties -- Oil and Gas Properties -- The Partnership's Oil and Gas Properties" for current production rates from these properties.

   The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during the six months ended June 30, 1997 totaled $12.3 million.

   The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of June 30, 1997, the Partnership had $217.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.5% per annum.

   In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. This term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers. As of June 30, 1997, Stingray had $20.3 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.4% per annum.

   In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a syndicate of commercial banks to provide up to $150 million for the construction of the second and third phases of Poseidon and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of June 30, 1997, POPCO had $108.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum. Currently, approximately $37.3 million of additional funds are available under the POPCO Credit Facility.

   In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of June 30, 1997, Viosca Knoll had $34.4 million outstanding under its credit facility bearing interest at an average floating interest rate of 6.4% per annum. Currently, approximately $32.5 million of additional funds are available under the Viosca Knoll Credit Facility.

   Uses of Cash. The Partnership's capital requirements consist primarily of
(i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including incentive distributions, as applicable, (ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) management fees and other operating expenses, (v) contributions to Equity Investees as required to fund capital expenditures for new facilities and (vi) debt service on its outstanding indebtedness.

   For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. At the current distribution rate of

$0.45 per Unit, the quarterly Partnership distributions total $12.4 million in respect of the Preference Units, Common Units and general partner interest ($49.4 million on an annual basis, including $16.9 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.45 per Preference and Common Unit for the foreseeable future.

   Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of incentive distributions to Leviathan (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the six months ended June 30, 1997, the Partnership paid Leviathan Incentive Distributions totaling $1.0 million and an additional Incentive Distribution of $1.2 million in August 1997.

   In January 1997, the Partnership and affiliates of Marathon and Shell formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. Such existing gathering system will be extended and will deliver gas gathered by it to the system being constructed by Nautilus. Nautilus and Manta Ray Offshore are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. Total cost for the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system is estimated to be approximately $220 million. The Nautilus system will consist of a 30- inch line downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon, plus certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 873 to the east and Green Canyon Block 65 to the west. The pipeline lay for the Nautilus system was completed during the second calendar quarter of 1997. Construction of the onshore facilities and platform connections are currently being completed with an in service date targeted for the end of 1997. The pipeline lay has also been completed on Manta Ray Offshore's 47-mile expansion. After the completion of the platform connections, the Manta Ray Offshore expansion should also be ready for service by the end of calendar 1997. Affiliates of Marathon and Shell have dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area, and are providing substantially all of the capital funding for the new construction. The Partnership has provided $10.4 million of funding in addition to its contribution of the Manta Ray Offshore system. Discussions are currently pending with a number of other producers regarding commitments of reserves on the Manta Ray Offshore and Nautilus systems.

   The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1997 will relate to continuing acquisition and construction activities including the construction and installation of a new platform and processing facilities at East Cameron Block
373. The platform, estimated to cost approximately $32 million and which the Partnership anticipates will be placed in service during April 1998, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

   As previously discussed, POPCO, in March 1997, began construction of phase III of Poseidon, which is expected to be operational in late 1997. Substantially all of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll and Stingray are anticipated to be funded by borrowings under their respective credit facilities. In addition, substantially all of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's capital expenditures and equity investments for the six months ended June 30, 1997 were $14.5 million, including $10.4 million related to the Nautilus/Manta Ray Offshore project discussed above. The Partnership may also contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

   Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $7.9 million for the six months ended June 30, 1997. The Partnership capitalized $1.4 million of such interest costs in connection with construction projects and drilling activities in progress during the period.

   TATHAM OFFSHORE

   Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At June 30, 1997, Tatham Offshore had $7.9 million of cash and cash equivalents. However, as described below, Tatham Offshore will need to raise substantial capital (equity, debt or both) or enter into other arrangements (such as drilling and development commitments) to develop its current inventory of properties and prospects and allow Tatham Offshore to generate operating cash flow to fund on-going activities and operations.

   Cash from continuing operations is derived primarily from production from Tatham Offshore's working interest in Viosca Knoll Block 817 which is currently producing a total of approximately 79 MMcf of gas and 310 barrels of oil per day. Tatham Offshore's current 25% working interest in Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the year ended June 30, 1997, Tatham Offshore's net revenue from this property was reduced by $3.5 million of production payment obligations.

   Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 38% working interest in the West Delta Block 35 project which is currently producing at a rate of approximately 5.7 MMcf of gas and 71 barrels of oil per day.

   Tatham Offshore anticipates that declining revenue from properties on production will need to be replaced by revenue from production from the Sunday Silence Project, the North Atlantic pipeline project or from other sources.

   As a result of a rights offering in February 1996, Tatham Offshore received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Tatham Offshore rights to purchase 25,120,948 Tatham Offshore warrants at $0.50 per warrant. A total of 20,129,571 Warrants were exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $20.1 million in proceeds to Tatham Offshore.

   On January 1, 1997, each of the 4,991,377 Warrants outstanding were automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock with a liquidation preference of $0.50 per share. At any time until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share. The Exchange Warrants expire July 1, 1999. Alternatively, at any time, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. After July 1, 1997, the Convertible Exchangeable Preferred Stock are redeemable at the option of Tatham Offshore. Through September 2, 1997, a total of 784,517 shares of Series A Preferred Stock had been converted into 1,855,407 shares of Tatham Offshore common stock.

   Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests including its obligations under the Drilling Arrangement, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) expenditures related to the North Atlantic pipeline project currently under consideration, (vi) payments due under the management agreement with DeepTech and (vii) amounts due under the affiliate note discussed below.

   DeepTech currently holds Subordinated Notes with an aggregate principal amount of $60.0 million. Through June 30, 1997, the Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. During the year ended June 30, 1997, Tatham Offshore paid $7.1 million in interest to DeepTech under these notes. Effective July 1, 1997, the interest rate under the Tatham Offshore Subordinated Notes increased to 13% per annum. Under the terms of the Tatham Offshore Subordinated Notes, the principal amount of the notes was payable in seven equal annual installments beginning August 1, 1999.

     In September 1997, DeepTech and Tatham Offshore entered the Restructuring Option Agreement. Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of the Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, Tatham Offshore will no longer be obligated to make interest or principal payments under the Subordinated Notes. Additionally, Tatham Offshore believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its Nasdaq listing.

     Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

   During the year ended June 30, 1997, Tatham Offshore completed the abandonment of its West Cameron 436 property, in which it owns a 47% working interest, at a net cost to Tatham Offshore of $1.0 million. Unless production is restored from the Ewing Bank 914 #2 well and the Ship Shoal Block 331 lease, Tatham Offshore will be required to abandon its facilities on these properties within the next 12 to 18 months. Tatham Offshore has estimated that the abandonment liabilities for these properties will total approximately $7.1 million.

   Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Tatham Offshore is also obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817 property.

   North Atlantic is the sponsor of a proposal to build a major pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. As of June 30, 1997, Tatham Offshore Canada has incurred $1.3 million in pre-developmental costs in connection with such project. Tatham Offshore anticipates that pre-developmental costs associated with the North Atlantic pipeline project could ultimately reach approximately $10 million and the ultimate capital costs of the project could reach $3.0 billion to $3.5 billion. See Items 1 and 2. "Business and Properties -- Natural Gas and Oil Pipelines -- Recent Developments -- North Atlantic Pipeline Project."

   The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the year ended June 30, 1997, DeepTech charged Tatham Offshore $3.3 million in management fees pursuant to this agreement.

   During the year ended June 30, 1997, Tatham Offshore paid DeepTech $1.7 million under an unsecured promissory note which bore interest at 14.5% per annum.

   Liquidity Outlook. In order to improve liquidity and partially address its capital requirements in recent years, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in the Assigned Properties to the Partnership for $30 million and certain drilling commitments, (ii) raised additional equity through the sale of Warrants and Series A, B and C Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the levels of services required under its management agreement with DeepTech.

   Although the Partnership has initiated production from each of the Assigned Properties, management has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote. However, Tatham Offshore does own a 25% working interest (subject to a production payment) in Viosca Knoll Block 817 which is currently producing a total of approximately 79 MMcf of gas and 310 barrels of oil per day.

    In September 1996, in order to assure the availability of a drilling rig for use on the Sunday Silence Project, Tatham Offshore entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex to provide Tatham Offshore with the use of a semisubmersible drilling rig capable of drilling in water depths of up to 1,500 feet. The Drilling Arrangement will become effective upon the mobilization of the rig to Tatham Offshore's initial drilling location. Once effective, the Drilling Arrangement will last for 90 days or, if sooner, the date on which Tatham Offshore completes its initial drilling operations and the rig is mobilized to another location. After the initial well, Tatham Offshore may, at its option, extend the Drilling Arrangement through three successive one-well options or two successive one-year terms.

    Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day for the initial well. As security for its obligations under the Drilling Arrangement, Tatham Offshore will be required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating dayrate for the initial contract well. If Tatham Offshore elects to extend the Drilling Arrangement, the dayrate for the three well extension option would be $75,000 per day. If Tatham Offshore elects to extend the Drilling Arrangement under the one-year options, the dayrate for the initial year would be $75,000 per day. The dayrate for the second year under this option would be based on prevailing market rates. Under either of the extension options, Tatham Offshore and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, Tatham Offshore has the right to subcontract the rig to other operators and receive the difference between the subcontract rate and the above agreed-upon rates, if any, subject to a fee of 10% of the difference payable to Sedco Forex. In order to obtain the dayrates outlined above, Tatham Offshore must exercise its option to drill the initial well by the later of (i) 180 days after June 30, 1997 or (ii) 30 days after the completion of a well that Sedco Forex has committed to drill for a third party. If Tatham Offshore initiates the Drilling Arrangement after the end of the option period, all drilling dayrates will be at prevailing market rates. Tatham Offshore has agreed to fund the capital requirements necessary to upgrade and modify a drilling rig to drill in water depths of 1,500 feet if it wishes to utilize the rig in water depths greater than its current water depth rating. Tatham Offshore estimates that the capital costs required for the upgrade would total approximately $19.0 million.

    Tatham Offshore has a second option under the Drilling Arrangement to utilize a rig offshore eastern Canada for the drilling of one well, at the existing contract rate, following the completion of drilling activity for a third party.

   Tatham Offshore currently intends to fund its immediate operational needs with cash on hand and cash from continuing operations. The restructuring of Tatham Offshore's existing demand charge obligations with the Partnership, the reduction of its overhead, the initiation of full production from Viosca Knoll Block 817 and improved commodity prices enabled Tatham Offshore to generate approximately $0.7 million in positive operating cash flow for the three months ended June 30, 1997. Tatham Offshore does not anticipate generating significant positive operating cash flow prior to the first to occur of (i) the completion of the initial phase of the pipeline proposed by North Atlantic or
(ii) the initial production from Tatham Offshore's Sunday Silence Project.

   The ability of Tatham Offshore to satisfy its future capital needs will depend upon its ability to raise additional capital and to successfully implement its business strategy, particularly its ability to obtain regulatory approval and financing for its North Atlantic pipeline project and initiate production from the Sunday Silence Project. Tatham Offshore anticipates that the new pipeline will be constructed and owned by a consortium of Canadian and United States companies once regulatory approval is obtained. Through June 30, 1997, Tatham Offshore Canada has incurred $1.3 million with respect to this new venture. Tatham Offshore anticipates that the ultimate pre-development costs associated with the North Atlantic pipeline project could reach approximately $10 million and that the ultimate capital costs of the project would be approximately $3.0 billion to $3.5 billion. There can be no assurance, however, that Tatham Offshore will be able to obtain regulatory approval, joint venture partners or adequate financing for this project.

   In addition, Tatham Offshore believes that since the royalty abatement has been granted, the resulting improved economics for the Sunday Silence Project will be sufficient to obtain development financing or an industry farmout arrangement. See Items 1 and 2. "Business and Properties -- Oil and Gas Properties -- Tatham Offshore's Oil and Gas Properties -- Ewing Bank Blocks 958, 959, 1002 and 1003."

   Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Financial Statements and Supplementary Data required hereunder are included in this Annual Report or incorporated by reference as set forth in
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1997 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference.

   The following table sets forth certain information as of September 2, 1997 regarding the executive officers of the Company and the principal executive officers of certain of its subsidiaries. Each executive officer of DeepTech named in the following table has been elected to serve until his or her successor is duly appointed or elected or until his or her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of DeepTech and any other person pursuant to which he or she was or is to be selected as an officer.

    NAME                                  AGE          POSITION(S)
   Thomas P. Tatham . . . . . . . . . .   51           Chairman of the Board, Chief Executive Officer and
                                                          a Director of DeepTech
   Charles M. Darling, IV . . . . . . .   49           Director, President and General Counsel of DeepTech
   Donald V. Weir . . . . . . . . . . .   56           Director and Chief Financial Officer of DeepTech
   Janet E. Sikes . . . . . . . . . . .   43           Director, Treasurer and Secretary of DeepTech
   Grant E. Sims  . . . . . . . . . . .   42           Director and Senior Vice President of DeepTech and
                                                          Chief Executive Officer of Leviathan
   Edward L. Moses, Jr. . . . . . . . .   61           Senior Vice President -- Engineering and Production of
                                                          DeepTech
   Dennis A. Kunetka  . . . . . . . . .   48           Senior Vice President -- Corporate Finance and Investor
                                                          Relations of DeepTech

   Thomas P. Tatham has served as Chairman of the Board, Chief Executive Officer and a Director of DeepTech since October 1989 and as Chairman of the Board and a Director of Leviathan since February 1989. Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 through June 1995 and has served as Chairman of the Board and Director of Tatham Offshore since its inception in 1988 and as Chief Executive Officer of Tatham Offshore since November 1995. Mr. Tatham has over 27 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry.

   Charles M. Darling, IV has served as President and General Counsel of DeepTech since May 1997 and as a Director of Leviathan and DeepTech since October 1989 and February 1989, respectively. Prior to joining DeepTech, Mr. Darling was a partner in the law firm of Baker & Botts, L.L.P. since 1980, originally joining the firm in 1974. Mr. Darling represented companies in the oil and gas industry for over 20 years and has been involved in vanguard projects in the natural gas industry from a regulatory and business perspective.

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

   Janet E. Sikes has served as Secretary of DeepTech since August 1993, a Director of DeepTech since July 1993, Treasurer of DeepTech since May 1991 and as a Director and Treasurer of Leviathan since September 1991. Ms. Sikes has managed accounting, treasury, cash management and financial reporting functions for various entities owned and controlled by Mr. Tatham since 1981. Prior thereto, Ms. Sikes worked in the audit division of Price Waterhouse LLP, and for two years as the Assistant Controller of Ocean Marine Services, Inc. Ms. Sikes holds a B.B.A. from Texas A&M University and is a certified public accountant.

   Grant E. Sims has served as Senior Vice President of DeepTech since July 1993, as a Director of DeepTech since July 1993 and as Chief Executive Officer of Leviathan since July 1995. Mr. Sims has served as a Director of Leviathan since July 1994. In addition, Mr. Sims served as President of Leviathan from March 1994 through June 1995. Prior to his employment with the Company, Mr. Sims spent ten years with Transco in various capacities, most recently directing Transco's non-jurisdictional gas activities. Mr. Sims received a B.A. and Ph.D. in Economics from Texas A&M University.

   Edward L. Moses, Jr. has served as Senior Vice President -- Engineering and Production of DeepTech since 1992 and Managing Director and a Director of Deepwater Systems since August 1993. From 1991 to 1992, he served as Senior Vice President and a Director of Tatham Offshore. From 1989 to 1991, Mr. Moses served as Vice President--Engineering of Tatham Offshore. Mr. Moses has worked for over 30 years in the oil and gas industry. Prior to joining the Company, he worked for 12 years as an independent consultant in the oil and gas industry. Prior thereto, he spent 18 years working for Superior Oil Company where he served as Manager of International Drilling Operations. Mr. Moses has a B.S. in Petroleum Engineering from Texas A&M University.

   Dennis A. Kunetka has served as Senior Vice President -- Corporate Finance and Investor Relations for DeepTech and Leviathan since August 1993 and as Senior Vice President -- Corporate Finance for Tatham Offshore since October 1993. Prior to joining the Company, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holdings Corporation. Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston and a J.D. degree from South Texas College of Law and is a certified public accountant.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   A discussion of certain agreements, arrangements and transactions between or among the Company, the Partnership, Tatham Offshore and certain other related parties is summarized in the Company's "Notes to Consolidated Financial Statements -- Note 6 -- Indebtedness", " -- Note 8 -- Stockholder's Equity" and " -- Note 10 -- Related Party Transactions --" located elsewhere in this Annual Report.

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

             As to financial statements and supplementary information of the Partnership, reference is made to the financial statements and supplementary information contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which financial statements and supplementary information were filed on March 26, 1997 under Commission File No. 1-11680 and are hereby incorporated herein by reference for all purposes.

             As to financial statements and supplementary information of Tatham Offshore, reference is made to the financial statements and supplementary information contained in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, which financial statements and supplementary information were filed on September 26, 1997 under Commission File No. 0-22892 and are hereby incorporated herein by reference for all purposes.

         2.  Financial Statement Schedules

             None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

         3.(a)   Exhibits

         Item
         Number        Description
         ------        -----------
         3.1     --    First Amended and Restated Certificate of Incorporation
                       of DeepTech (filed as Exhibit 3(i)(1) to Amendment No. 1
                       to DeepTech's Registration Statement on Form S-1, File
                       No. 33-76999, and incorporated herein by reference).

         3.2     --    First Amended and Restated Bylaws of DeepTech (filed as
                       Exhibit 3(ii)(1) to Amendment No. 1 to DeepTech's
                       Registration Statement on Form S-1, File No. 33-76999,
                       and incorporated herein by reference).

         4.1     --    Warrant Agreement, dated as of February 19, 1993,
                       between DeepTech and DLJ, as Initial Holder (filed as
                       Exhibit 4.1 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-76999, and incorporated herein by
                       reference).

         4.2     --    Conditional Warrant Agreement, dated as of February 19,
                       1993, between DeepTech and DLJ, as Initial Holder
                       (filed as Exhibit 4.2 to DeepTech's Registration
                       Statement on Form S-1, File No. 33-76999, and
                       incorporated herein by reference).

         4.3     --    Warrant Agreement, dated as of December 14, 1993,
                       between DeepTech and DTI (filed as Exhibit 4.3 to
                       DeepTech's Registration Statement on Form S-1, File
                       No. 33-76999, and incorporated herein by reference).

         4.4     --    Conditional Warrant Agreement, dated as of December 14,
                       1993, between DeepTech and DTI (filed as Exhibit 4.4 to
                       DeepTech's Registration Statement on Form S-1, File
                       No. 33-76999, and incorporated herein by reference).

         4.5     --    Common Stock Purchase Warrant, dated December 15, 1992,
                       registered in the name of Citicorp USA, Inc. (filed as Exhibit 4.5 to DeepTech's Registration Statement on Form
                       S-1, File No. 33-76999, and incorporated herein by reference).

         4.6     --    Common Stock Purchase Warrant, dated December 15, 1992,
                       registered in the name of BBU Mezzanine Fund II (filed as Exhibit 4.6 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-76999, and incorporated herein by reference).

         4.7     --    Form of Stock Subscription Warrant entered into by
                       DeepTech and each party set forth in Schedule I attached thereto (filed as Exhibit 4.9 to Amendment No. 1 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         4.8     --    Warrant Agreement dated as of November 8, 1994 between
                       DeepTech and Wilrig AS (filed as Exhibit 4.11 to
                       DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.1    --    First Amended and Restated Management Agreement,
                       effective as of July 1, 1992, between DeepTech and Leviathan (filed as Exhibit 10.1 to DeepTech's Annual
                       Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

         10.2    --    First Amendment to the Amended and Restated
                       Management Agreement, dated as of January 1, 1995, between DeepTech and Leviathan (filed as Exhibit 10.76 to DeepTech's Registration Statement on Form S-1, File
                       No. 33-88688, and incorporated herein by reference).

         10.3    --    Amended and Restated Management Agreement,
                       effective as of July 1, 1992, between DeepTech and Tatham Offshore (filed as Exhibit 10.1 to Amendment No.
                       4 to Tatham Offshore's Registration Statement on Form
                       S-1, File No. 33-70120, and incorporated herein by reference).

         10.4    --    First Amendment to the Amended and Restated
                       Management Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit
                       10.71 to DeepTech's Registration Statement on Form S-1,
                       File No. 33-88688, and incorporated herein by reference).

         10.5    --    Amended and Restated Management Agreement,
                       effective as of July 1, 1992, between DeepTech and Offshore Marketing (filed as Exhibit 10.5 to Amendment
                       No. 2 to DeepTech's Registration Statement on Form S-1,
                       File No. 33-73538, and incorporated herein by reference).

         10.6    --    First Amendment to the Amended and Restated
                       Management Agreement, dated as of January 1, 1995, between DeepTech and Offshore Marketing (filed as
                       Exhibit 10.74 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-88688, and incorporated herein by reference).

         10.7    --    Form of Management Agreement dated as of January
                       19, 1995 between DeepTech and DeepFlex Production
                       Services, L.P. (filed as Exhibit 10.13 to DeepTech's
                       Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1995 and incorporated herein by reference).

         10.8    --    Indenture, dated March 21, 1994, between DeepTech
                       and First Interstate Bank of Texas, N.A., as Trustee, relating to the Senior Notes (filed as Exhibit 10.7 to DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.9    --    Stock Pledge Agreement, dated March 21, 1994,
                       between DeepTech and First Interstate Bank of Texas,
                       N.A., as Collateral Agent (filed as Exhibit 10.8 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.10   --    Note Pledge Agreement, dated March 21, 1994,
                       between DeepTech and First Interstate Bank of Texas,
                       N.A. as Collateral Agent (filed as Exhibit 10.9 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.11   --    Amended and Restated Promissory Note, dated March
                       21, 1994, by Deepwater Systems payable to DeepTech
                       (filed as Exhibit 10.10 to DeepTech's Registration
                       Statement on Form S-1, File No. 33- 76999, and incorporated herein by reference).

         10.12   --    Subordinated Convertible Note Purchase Agreement,
                       dated February 14, 1994, between Tatham Offshore and
                       DeepTech (filed as Exhibit 10.63 to Amendment No. 2 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-73538, and incorporated herein by reference).

         10.13   --    Employee Stock Option Plan of DeepTech (filed as Exhibit
                       10.12 to DeepTech's Registration Statement on Form S-1,
                       File No. 33-73538, and incorporated herein by reference).

         10.14   --    Employment Agreement, dated December 1, 1992, between
                       DeepTech and Grant E. Sims, together with amendment thereto dated December 30, 1993 (filed as Exhibit 10.13 to DeepTech's Registration Statement on Form S-1, File
                       No. 33-73538, and incorporated herein by reference).

         10.15   --    Letter agreement, dated December 11, 1991, among Conrad
                       P. Albert, Thomas P. Tatham and DeepTech (filed as
                       Exhibit 10.14 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-73538, and incorporated herein by reference).

         10.16   --    Letter agreement, dated February 21, 1994, among Steven
                       L. Gerard, Thomas P. Tatham and DeepTech (filed as
                       Exhibit 10.15 to Amendment No. 2 to DeepTech's
                       Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

         10.17   --    Registration Rights Agreement dated March 21, 1994,
                       between Tatham Offshore and First Interstate Bank of
                       Texas, N.A., as Trustee (filed as Exhibit 10.17 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.18   --    Form of Indemnification Agreement, dated as of January
                       1, 1994, entered into between DeepTech and each director of DeepTech (filed as Exhibit 10.18 to DeepTech's
                       Registration Statement on Form S- 1, File No. 33-76999, and incorporated herein by reference).

         10.19   --    Letter Agreement dated March 22, 1995 between Tatham
                       Offshore and Ewing Bank Gathering Company, L.L.C.
                       amending the Gathering Agreement dated July 1, 1992
                       (filed as Exhibit 10.44 to DeepTech's Annual Report on
                       Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.20   --    Gas Purchase Agreement, dated July 26, 1993, between
                       Offshore Marketing and Tatham Offshore (filed as Exhibit
                       10.17 to Tatham Offshore's Registration Statement on
                       Form S-1, File No. 33-70120, and incorporated herein by reference).

         10.21   --    Condensate Purchase Agreement, dated July 26, 1993,
                       between Offshore Marketing and Tatham Offshore (filed as
                       Exhibit 10.18 to Tatham Offshore's Registration
                       Statement on Form S-1, File No. 33- 70120, and incorporated herein by reference).

         10.22   --    Farmout Agreement, dated October 1, 1994, between Tatham
                       Offshore, F-W Oil Interests, Inc., O.P.I.
                       International, Inc., and J. Ray McDermott Properties,
                       Inc. (filed as Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.23   --    Unit Agreement for Outer Continental Shelf Exploration,
                       Development and Production Operations for the Ewing Bank
                       Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area,
                       Offshore Louisiana, dated May 13, 1988, by and among
                       Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal
                       Limited Partnership I-1981 (filed as Exhibit 10.22 to
                       Tatham Offshore's Registration Statement on Form S-1,
                       File No. 33-70120, and incorporated herein by reference).

         10.24   --    Unit Agreement for Outer Continental Shelf Exploration,
                       Development and Production Operations for the Viosca
                       Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca
                       Knoll Area Offshore Louisiana, dated July 7, 1993, by and among Tatham Offshore, Petrofina Delaware,
                       Incorporated and Fina Oil and Chemical Company (filed as
                       Exhibit 10.23 to Tatham Offshore's Registration
                       Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

         10.25   --    Agreement for Purchase and Sale by and between Tatham
                       Offshore, Inc., as Seller, and Flextrend Development
                       Company, L.L.C., as Buyer, dated June 30, 1995 (filed as
                       Exhibit 6(a) to the Leviathan Gas Pipeline Partners,
                       L.P. Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

         10.26   --    DeepTech International Inc. Employee Equity Incentive
                       Plan (filed as Exhibit 10.90 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.27   --    Production Payment Agreement dated as of September 19,
                       1995 by Tatham Offshore in favor of F-W Oil Interests,
                       Inc. (filed as Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.28   --    Production Payment Agreement dated as of September 19,
                       1995 by Tatham Offshore in favor of J. Ray McDermott
                       Properties, Inc. (filed as Exhibit 10.92 to DeepTech's
                       Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1995 and incorporated herein by reference).

         10.29   --    Master Agreement, dated as of November 29, 1995, by and
                       among Highwood Partners, L.P., DeepTech International
                       Inc., DeepFlex Production Services, Inc., FPS III, Inc.
                       and Deepwater Drillers, L.L.C. (filed as Exhibit 10.1 to
                       DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

         10.30   --    Limited Liability Company Agreement of Deepwater
                       Drillers, L.L.C. (filed as Exhibit 10.2 to DeepTech's
                       Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

         10.31   --    Credit Agreement, dated as of February 16, 1996, among
                       DeepFlex Production Services, Inc., Citicorp USA, Inc., as administrative agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.3 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

         10.32   --    First Amended and Restated Drilling Make-Ready Agreement
                       dated November 29, 1996 between RIGCO North America,
                       L.L.C. and Schlumberger Technology Corporation (Sedco
                       Forex Division) (filed as Exhibit 10.1 to the DeepTech's
                       Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

         10.33   --    Note Purchase and Exchange Agreement dated January 17,
                       1997 between DeepTech International Inc.  and BT
                       Securities Corporation (filed as Exhibit 10.2 to the
                       DeepTech's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

         10.34   --    Credit Agreement dated September 30, 1996 among RIGCO
                       North America, L.L.C., Lehman Commercial Paper, Inc., as advisor, syndication agent, arranger, collateral and documentation agent and administrative agent, and the banks and other financial institutions from time to time party thereto (filed as Exhibit 10.3 to the DeepTech's
                       Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

         10.35*  --    Fourth Amendment to First Amended and Restated
                       Management Agreement Between DeepTech International Inc.
                       and Leviathan Gas Pipeline Company dated as of May 1,
                       1997.

         10.36*  --    Fourth Amendment to First Amended and Restated
                       Management Agreement Between DeepTech International Inc.
                       and Tatham Offshore, Inc. dated as of May 1, 1997.

         10.37*  --    Fourth Amendment to First Amended and Restated
                       Management Agreement Between DeepTech International Inc.
                       and Offshore Gas Marketing, Inc. dated as of May 1,
                       1997.

         10.38*  --    Fourth Amendment to Management Agreement Between
                       DeepTech International Inc. and DeepFlex Production
                       Services, Inc. dated as of May 1, 1997.

         10.39*  --    First Amendment to Management Agreement Between DeepFlex
                       Production Services, Inc. and RIGCO North America,
                       L.L.C. dated as of May 1, 1997.

         10.40*  --    Second Amendment dated as of April 23, 1997 to the
                       Credit Agreement among RIGCO North America, L.L.C.,
                       Lehman Commercial Paper, Inc., as Advisor, Syndication
                       Agent and Arranger, Hibernia National Bank, as
                       Collateral and Documentation Agent and BHF- Bank
                       Aktiengesellschaft, as Administrative Agent.

         21.1*   --    List of subsidiaries of DeepTech International Inc.

         23.1*   --    Consent of Independent Accountants, Price Waterhouse
                       LLP.

         23.2*   --    Consent of Ryder Scott Company Petroleum Engineers,
                       Independent Petroleum Engineers.

         23.3*   --    Consent of Netherland, Sewell & Associates, Inc.
                       Independent Petroleum Engineers.

         24.1    --    Power of Attorney (included on the signatures hereof).

         27*     --    Financial Data Schedule

         99.1    --    Audited Financial Statements and Supplementary
                       Information of Leviathan Gas Pipeline Partners, L.P. for the fiscal year ended December 31, 1996 (as filed on March 26, 1997 under Commission File No. 1-11680 and incorporated herein by reference).

         99.2    --    Audited Financial Statements and Supplementary
                       Information of Tatham Offshore, Inc. for fiscal year ended June 30, 1997 (as filed on September 26, 1997 under Commission File No. 0-22892 and incorporated herein by reference).

         *   Filed herewith.

(b) Reports on Form 8-K

         None.

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

                                       DEEPTECH INTERNATIONAL INC.
                                       (Registrant)


                                    By: /s/ Thomas P. Tatham
                                        ----------------------------------
                                        Thomas P. Tatham
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        September 26, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.



SIGNATURE:
/s/ Thomas P. Tatham                               /s/ Donald V. Weir
----------------------------------------           --------------------------------------------
Thomas P. Tatham                                   Donald V. Weir
Chairman of the Board and                          Director and Chief Financial Officer
Chief Executive Officer                            (Principal Financial Officer and Principal
September 26, 1997                                 Accounting Officer)
                                                   September 26, 1997


/s/ Charles M. Darling, IV                         /s/ Grant E. Sims
----------------------------------------           --------------------------------------------
Charles M. Darling, IV                             Grant E. Sims
President, General Counsel and Director            Director
September 26, 1997                                 September 26, 1997



/s/ Janet E. Sikes                                 /s/ Ben T. Morris
----------------------------------------           --------------------------------------------
Janet E. Sikes                                     Ben T. Morris
Director, Treasurer and Secretary                  Director
September 26, 1997                                 September 26, 1997

SIGNATURE:
/s/ Robert E. Fox                                  /s/ Laney Chouest, M.D.
----------------------------------------           -------------------------------------------
Robert E. Fox                                      Laney Chouest, M.D.
Director                                           Director
September 26, 1997                                 September 26, 1997



/s/ Mike H. Lam                                    /s/ Steven L. Gerard
----------------------------------------           -------------------------------------------
Mike H. Lam                                        Steven L. Gerard
Director                                           Director
September 26, 1997                                 September 26, 1997



/s/ Nancy Quinn                                    /s/ Ralph Eads
----------------------------------------           -------------------------------------------
Nancy Quinn                                        Ralph Eads
Director                                           Director
September 26, 1997                                 September 26, 1997



/s/ Conrad P. Albert
----------------------------------------
Conrad P. Albert
Director
September 26, 1997

                                    INDEX TO
                              FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----
DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES:
   Report of Independent Accountants................................................F-2
   Consolidated Balance Sheet as of June 30, 1997 and 1996..........................F-3
   Consolidated Statement of Operations for the Years Ended June 30, 1997,
     1996 and 1995..................................................................F-4
   Consolidated Statement of Cash Flows for the Years Ended June 30, 1997,
     1996 and 1995..................................................................F-5
   Consolidated Statement of Stockholders' Equity for the Years Ended
     June 30, 1997, 1996 and 1995...................................................F-6
   Notes to Consolidated Financial Statements.......................................F-7

LEVIATHAN GAS PIPELINE COMPANY:
   Report of Independent Accountants................................................F-29
   Balance Sheet as of June 30, 1997 and 1996.......................................F-30
   Statement of Operations for the Years Ended June 30, 1997, 1996 and 1995.........F-31
   Statement of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.........F-32
   Statement of Stockholder's Equity for the Years Ended June 30, 1997,
     1996 and 1995..................................................................F-33
   Notes to Financial Statements....................................................F-34

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DeepTech International Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of DeepTech International Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Houston, Texas
September 19, 1997

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                             June 30,
                                                                     -----------------------
                                                                         1997         1996
                          ASSETS
Current assets:
   Cash and cash equivalents                                          $  12,522    $  10,102
   Accounts receivable                                                   13,189        7,014
   Accounts receivable from affiliates                                      344          155
   Notes receivable from affiliates                                         400        2,134
   Other current assets                                                     989           28
                                                                      ---------    ---------
     Total current assets                                                27,444       19,433
                                                                      ---------    ---------

Property and equipment                                                  127,665       26,572
Less:  Accumulated depreciation                                           2,159          705
                                                                      ---------    ---------
   Property and equipment, net                                          125,506       25,867
                                                                      ---------    ---------

Construction fund collateral account                                        554         --
Equity investments                                                         --          4,586
Receivables from affiliates                                              60,000      100,490
Deferred income taxes                                                     9,214        2,451
Debt issue costs, net                                                     5,500        3,606
                                                                      ---------    ---------
     Total assets                                                     $ 228,218    $ 156,433
                                                                      =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $   6,686    $   7,347
   Accounts payable to affiliates                                         9,657        6,782
   Notes payable                                                          7,893       23,327
   Notes payable to affiliates                                             --          6,640
   Interest payable                                                         465          546
   Accrued liabilities                                                     --          1,233
                                                                      ---------    ---------
     Total current liabilities                                           24,701       45,875
Long-term debt                                                          164,561       97,534
Accumulated losses and/or cash distributions of
   equity investees in excess of investment and
   accumulated equity earnings                                           32,679          196
Other noncurrent liabilities                                                394          360
                                                                      ---------    ---------
     Total liabilities                                                  222,335      143,965
                                                                      ---------    ---------

Minority interests in consolidated subsidiaries                             344          186
                                                                      ---------    ---------

Commitments and contingencies (Note 11)

Stockholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized          --           --
   Common stock, $.01 par value, 100,000,000 shares authorized,
      19,471,228 and 17,016,510 shares issued and outstanding as of
      June 30, 1997 and 1996, respectively                                  195          171
Additional paid-in capital                                               30,646       17,579
Accumulated deficit                                                     (25,302)      (5,468)
                                                                      ---------    ---------
                                                                          5,539       12,282
                                                                      ---------    ---------
     Total liabilities and stockholders' equity                       $ 228,218    $ 156,433
                                                                      =========    =========


   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                    Year ended June 30,
                                                           -------------------------------------
                                                              1997         1996          1995
Revenue:
   Oil and gas sales                                       $ 116,408    $  44,491    $  18,708
   Drilling services                                          14,609         --           --
   Equity in earnings                                          3,045       10,484        5,990
   Other                                                          55          459          742
                                                           ---------    ---------    ---------
                                                             134,117       55,434       25,440
                                                           ---------    ---------    ---------

Costs and expenses:
   Oil and gas purchases                                     115,192       43,696       17,447
   Operating expenses                                          8,201          478          215
   Losses of equity investees                                 17,736        1,859       13,909
   Depreciation and amortization                               1,453          215          326
   General and administrative expenses                         2,413        3,807        3,495
                                                           ---------    ---------    ---------
                                                             144,995       50,055       35,392
                                                           ---------    ---------    ---------

Operating (loss) income                                      (10,878)       5,379       (9,952)
Loss on investments                                          (12,049)        --           --
Interest and other income                                      9,692       14,654        8,212
Interest and other financing costs                           (14,566)     (13,112)     (10,006)
                                                           ---------    ---------    ---------
(Loss) income before minority interests and income taxes     (27,801)       6,921      (11,746)
Minority interests in consolidated subsidiaries               (1,376)        (905)        (519)
                                                           ---------    ---------    ---------
(Loss) income before income taxes                            (29,177)       6,016      (12,265)
Income tax (benefit) expense                                  (9,343)       2,374       (3,837)
                                                           ---------    ---------    ---------
Net (loss) income                                          $ (19,834)   $   3,642    $  (8,428)
                                                           =========    =========    =========
Net (loss) income per share                                $   (1.10)   $    0.21    $   (0.55)
                                                           =========    =========    =========

    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                      Year ended June 30,
                                                               ---------------------------------
                                                                   1997        1996       1995
Cash flows from operating activities:
   Net (loss) income                                           $(19,834)   $  3,642    $ (8,428)
   Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities:
     Minority interests in consolidated subsidiaries              1,376         905         519
     Depreciation and amortization                                1,453         215         326
     Amortization of debt issue costs                             3,145       1,266         865
     Equity in earnings                                          (3,045)    (10,484)     (5,990)
     Losses of equity investees                                  17,736       1,859      13,909
     Distributions from equity investments                       11,860       8,467       8,147
     Loss on investments                                         12,049        --          --
     Costs and expenses settled by issuance of stock              1,141       6,257        --
     Deferred income taxes and other                             (6,732)        261      (6,135)
     Changes in operating working capital:
       Increase in accounts receivable                           (6,120)     (5,298)       (243)
       (Increase) decrease in accounts receivable from
         affiliates                                                (189)     (3,136)      4,082
       (Increase) decrease in other current assets                 (962)        135          12
       (Decrease) increase in accounts payable and accrued
         liabilities                                             (1,895)        743      (2,525)
       Increase in accounts payable to affiliates                 2,875       5,274       1,409
       Decrease in interest payable                                 (81)       (615)     (2,360)
       (Decrease) increase in interest payable to affiliates       --        (4,383)        710
                                                               --------    --------    --------
         Net cash provided by operating activities               12,777       5,108       4,298
                                                               --------    --------    --------

Cash flows from investing activities:
   Additions to property and equipment                          (61,616)    (24,633)    (11,504)
   Proceeds from sale of semisubmersible drilling rig              --          --         2,927
   Advances to affiliates                                        (1,317)    (22,283)     (3,021)
   Repayment of advances to affiliates                            3,485      26,274        --
   Investment in equity investees                                (1,017)     (5,000)       --
                                                               --------    --------    --------
         Net cash used in investing activities                  (60,465)    (25,642)    (11,598)
                                                               --------    --------    --------

Cash flows from financing activities:
   Proceeds from notes payable                                   77,992      29,258       2,927
   Repayments of notes payable                                  (32,650)     (2,927)     (1,590)
   Repayment of notes payable to affiliates                        (640)       (332)       --
   Increase in restricted cash                                     (554)       --          --
   Debt issue costs                                              (4,538)       (994)       --
   Proceeds from issuance of common stock                        11,951        --         1,043
   Dividends on subsidiary common stock                          (1,453)     (1,156)       (301)
                                                               --------    --------    --------
         Net cash provided by financing activities               50,108      23,849       2,079
                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents              2,420       3,315      (5,221)
Cash and cash equivalents at beginning of year                   10,102       6,787      12,008
                                                               --------    --------    --------

Cash and cash equivalents at end of year                       $ 12,522    $ 10,102    $  6,787
                                                               ========    ========    ========


Supplemental disclosures to the statement of cash flows - see Note 12.


   The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                            Common stock
                                        ---------------------    Additional
                                        Number of      Par        paid-in   Accumulated
                                         shares       value       capital     deficit     Total


Balance, June 30, 1994                      14,859   $    149   $  9,444    $   (682)   $  8,911

Issuance of common stock                       806          8      2,734        --         2,742

Note receivable related to the issuance
   of 300,000 shares of common stock
   to an officer/director of DeepTech         --         --       (1,200)       --        (1,200)

Tax benefit related to exercise  of
   employee stock options                     --         --          357        --           357

Net loss for the year ended
   June 30, 1995                              --         --         --        (8,428)     (8,428)
                                            ------   --------   --------    --------    --------

Balance, June 30, 1995                      15,665        157     11,335      (9,110)      2,382

Issuance of common stock                     1,352         14      6,244        --         6,258

Net income for the year ended
   June 30, 1996                              --         --         --         3,642       3,642
                                            ------   --------   --------    --------    --------

Balance, June 30, 1996                      17,017        171     17,579      (5,468)     12,282

Issuance of common stock                     2,454         24     13,067        --        13,091

Net loss for the year ended
   June 30, 1997                              --         --         --       (19,834)    (19,834)
                                            ------   --------   --------    --------    --------

Balance, June 30, 1997                      19,471   $    195   $ 30,646    $(25,302)   $  5,539
                                            ======   ========   ========    ========    ========

    The accompanying notes are an integral pat of this financial statement.

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

Contract Drilling Services

DeepFlex Production Services, Inc. ("DeepFlex Services"), a wholly-owned subsidiary of DeepTech, through its subsidiaries and equity interests, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling services.

In December 1995, DeepFlex Services entered into an agreement with Highwood Partners, L.P. ("Highwood Partners") to form Deepwater Drillers, L.L.C. ("Deepwater Drillers") to exercise an option assigned from an indirect subsidiary of DeepTech to acquire the FPS Bill Shoemaker, a second generation semisubmersible drilling rig. At inception, Deepwater Drillers was owned 50% by a wholly-owned subsidiary of DeepFlex Services and 50% by Highwood Partners. On June 30, 1996, FPS V, Inc., a wholly-owned subsidiary of DeepFlex Services, acquired Highwood Partners' 50% interest.

In March 1995, DeepFlex Services entered into a partnership agreement with an affiliate of Coflexip Stena Offshore Inc. ("Coflexip") to form DeepFlex Production Partners, L.P. ("DeepFlex Partners"). DeepFlex Partners, effectively owned 50% by DeepFlex Services and 50% by Coflexip, operated the FPS Laffit Pincay, a second generation semisubmersible drilling rig, through September 30, 1996.

On September 30, 1996, Deepwater Drillers was merged with and into RIGCO North America, L.L.C. ("RIGCO"), a wholly-owned indirect subsidiary of DeepFlex Services. RIGCO also acquired the FPS Laffit Pincay from DeepFlex Partners in exchange for payment-in-kind indebtedness ("PIK Notes") (See Notes 3, 4 and 5).

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership's assets include interests in (i) nine natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries.

As of June 30, 1997 and 1996, all the Preference Units of the Partnership were owned by the public, representing a 72.7% effective limited partner interest in the Partnership. Leviathan, through its ownership of all of the Common Units of the Partnership, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain subsidiaries of the Partnership, owned a 27.3% effective interest in the Partnership as of June 30, 1997 and 1996.

Exploration, Development and Production

Tatham Offshore, Inc. ("Tatham Offshore"), an approximately 36.6%-owned affiliate of DeepTech at June 30, 1997, (39% at June 30, 1996) is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf and in the development of offshore pipeline infrastructure offshore eastern Canada. Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of the Partnership, acquired Tatham Offshore's working interests, subject to certain reversionary rights, in three oil and gas properties on June 30, 1995 (Note 10) and is currently engaged in the development and production of the oil and gas reserves underlying these properties.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Marketing

Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech, markets oil and gas production purchased from the Partnership, Tatham Offshore and third-party producers.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DeepTech and those 50% or more owned subsidiaries controlled by DeepTech (collectively referred to as the "Company"), including Dover Technology, Inc. ("Dover"), a 50%-owned subsidiary of DeepTech, through October 31, 1995. In November 1995, Dover began functioning as an independent business unit and is no longer controlled by DeepTech. Mr. Thomas P. Tatham (the Chief Executive Officer, Chairman of the Board of Directors and principal stockholder of DeepTech), key associates and management personnel of DeepTech individually own the minority interests in consolidated subsidiaries at June 30, 1997 and 1996. The Company uses the equity method to account for its investments in unconsolidated entities in which the Company owns more than 20% of the voting interests. Losses of equity investees in excess of DeepTech's investment are recognized to the extent indebtedness of the equity investee is outstanding to DeepTech or in instances which the Company is reasonably assured that the equity investees future net income will exceed cash distributions in excess of previously accumulated earnings.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified to conform to the current year's presentation.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Debt issue costs

Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated.

Property and equipment

The cost of the semisubmersible drilling rigs is capitalized and depreciated using the straight-line method over the drilling rigs' estimated useful lives of 25 years. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

The cost of property and equipment other than drilling rigs and oil and gas properties is capitalized and depreciated using the double declining balance method over the estimated useful lives of the assets of three to seven years.

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires recognition of impairment losses on long-lived assets (including semisubmersible drilling rigs) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets. Implementation of SFAS No. 121 did not have a material adverse effect on the Company's financial condition or results of operations.

Capitalization of interest

Interest and other financing costs are capitalized in connection with construction projects as part of the cost of the asset and amortized over the related asset's estimated useful life.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Revenue recognition

Revenue from oil and gas sales is recognized upon passage of title at the point of delivery. Revenue from drilling rig services is recognized in the period the services are provided.

The Company treats management fees from its unconsolidated subsidiaries as a reduction of the related expenses. Interest earned on advances to unconsolidated subsidiaries is recorded as interest income.

Income taxes

The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Earnings per share

Earnings (loss) per share is computed by dividing common equity in net income
(loss) by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the years ended June 30, 1997, 1996 and 1995 was 18,026,983 shares, 17,168,571 shares and 15,314,646 shares, respectively.

SFAS No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma basic net loss per share for the Company is equal to the primary loss per share for the year ended June 30, 1997 as presented on the accompanying consolidated statement of operations. Pro forma basic net income per share and pro forma dilutive earnings per share is $0.22 per share and $0.21 per share, respectively, for the year ended June 30, 1996.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those made regarding: (i) estimated useful lives of depreciable assets, (ii) oil and gas reserve disclosure and (iii) valuation of long-term receivables. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

Other

The fair values of the financial instruments included in the Company's assets and liabilities approximate their carrying values.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value based method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Thus, the adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations.

During June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the method public entities report information about operating segments in both interim and annual financial statements issued to shareholders and requires related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the disclosure requirements of this statement but does not anticipate that adoption will have a significant impact on its consolidated financial statements.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3 - PROPERTY AND EQUIPMENT:

The Company's property and equipment, net of accumulated depreciation, is comprised of the following (in thousands):

                                                June 30,
                                         ----------------------
                                            1997         1996
Semisubmersible drilling rigs            $ 126,287    $  24,684
Office furniture and equipment                 856          856
Oil and gas properties, at cost,
   using successful efforts method             255          255
Other                                          267          777
                                         ---------    ---------
                                           127,665       26,572
Accumulated depreciation                    (2,159)        (705)
                                         ---------    ---------
                                         $ 125,506    $  25,867
                                         =========    =========

Additions to property and equipment during the year ended June 30, 1997 related to the acquisition of the FPS Laffit Pincay from DeepFlex Partners for the assumption of all of the then outstanding PIK Notes of $40,056,000 and the acquisition, refurbishment and upgrade of the FPS Bill Shoemaker. During the years ended June 30, 1997, 1996 and 1995, the Company capitalized $7,140,000, $1,021,000 and $2,417,000, respectively, of interest costs related to the refurbishment and upgrade of the semisubmersible drilling rigs.

Both the FPS Laffit Pincay and the FPS Bill Shoemaker are currently operated under management and charter agreements with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). Sedco Forex is responsible for all aspects of operating and marketing of the drilling rigs, subject to agreed budgets and certain authorizations for new contracts. The agreements with Sedco Forex provide them with a management fee and the recoupment of their actual operating costs. During July 1997, Sedco Forex completed the refurbishment and upgrade on the FPS Bill Shoemaker and mobilized the rig to offshore eastern Canada where it is conducting drilling operations.

All of the Company's oil and gas properties are located in the Gulf and all of the Company's oil and gas development, production and exploration activities are conducted by the Partnership and Tatham Offshore. See Note 14. The Company's investments in oil and gas properties at June 30, 1997 and 1996 were comprised primarily of unproved properties.

NOTE 4 - EQUITY INVESTMENTS:

At June 30, 1997, accumulated equity losses and/or cash distributions of equity investees exceeded the Company's investments and accumulated equity earnings by $32,679,000 and was primarily comprised of $26,991,000 and $5,681,000 related to the Company's investments in Tatham Offshore and the Partnership, respectively. As of June 30, 1997, the Company owned approximately 37% of Tatham Offshore's common stock, 26% of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), 76% of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") and 86% of Tatham Offshore's Mandatory Redeemable Preferred Stock. Loss on investments on the accompanying consolidated statement of operations includes $11,539,000 related to the Company's investment in Tatham Offshore's Series A, Series C and Mandatory Redeemable Preferred Stocks. The Company's investment in the Partnership and DeepFlex Partners totaled $3,118,000 and $1,258,000 at June 30, 1996, respectively. As of June 30, 1996, accumulated losses of Tatham Offshore in excess of the Company's investment totaled $196,000.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                     Leviathan Gas                                                    DeepFlex Production
                                Pipeline Partners, L.P.            Tatham Offshore, Inc.                  Partners, L.P.
                            ------------------------------     -----------------------------      -------------------------------
                            June 30, 1997    June 30, 1996     June 30, 1997   June 30, 1996      June 30, 1997     June 30, 1996
Current assets                 $ 18,621         $ 25,867         $  9,438        $ 20,636              $ --           $    659
Noncurrent assets               383,259          399,373           32,069          76,494                --             42,403(a)
Current liabilities              11,260           35,961            1,540           9,489                --                 57
Long-term debt                  217,000          182,412           60,000          60,000                --             40,490(a)
Other noncurrent liabilities      9,915           15,242            7,663           8,779                --                 --

----------------
(a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay for the assumption of all PIK Notes then outstanding of $40,056,000. Accordingly, at June 30, 1997, the FPS Laffit Pincay is included in property and equipment on the Company's consolidated balance sheet.

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                                         Equity in earnings
                               ---------------------------------------------------------------------
                                                     Year ended June 30, 1996
                                Year ended     --------------------------------------    Year ended
                               June 30, 1997                    DeepFlex               June 30, 1995
                                Partnership    Partnership      Partners      Total     Partnership
Operating revenue                $ 112,563       $  60,915     $   4,668                 $  36,218
Other income                         2,139           1,056         5,130                     3,158
Operating expenses                 (22,359)        (12,651)       (3,927)                  (10,306)
Depreciation                       (48,443)        (15,614)         (760)                   (6,728)
Impairment, abandonment and
   other                           (21,222)           --            --                        --
Other expenses                     (10,821)           (386)       (2,491)                     (414)
                                 ---------       ---------     ---------                 ---------
Net income                          11,857          33,320         2,620                    21,928
Effective ownership percentage        27.3%           27.3%           50%                     27.3%
                                 ---------       ---------     ---------                 ---------
                                     3,237           9,096         1,310                     5,986
Other                                 (276)(a)          35          --                         (50)
Other equity investees                  84              43          --                          54
                                 ---------       ---------     ---------                 ---------
Equity in earnings               $   3,045       $   9,174     $   1,310     $  10,484       5,990
                                 =========       =========     =========     =========   =========
Distributions                    $  11,861       $   8,467     $    --       $   8,467       8,147
                                 =========       =========     =========     =========   =========

---------------
(a) Represents additional income (loss) allocated by the Partnership to Leviathan as a result of the Partnership achieving certain target levels of cash distributions to its unitholders. See discussion of incentive distributions to Leviathan below.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                           Equity losses of Tatham Offshore
                                       -------------------------------------       Equity losses of
                                                  Year ended June 30,            DeepFlex Partners (a)
                                       -------------------------------------    ------------------------
                                            1997         1996         1995      Year ended June 30, 1997
                                                                                ------------------------

Operating revenue                       $ 20,723     $ 16,070     $  8,054             $  4,448
Other income                                 571       22,754        2,332                  185
Operating expenses                       (13,853)     (20,115)     (32,316)              (2,805)
Depreciation                              (5,364)      (1,758)      (1,210)                (504)
Impairment, abandonment and other        (41,674)      (8,000)        --                 (2,645)
Other expenses                            (8,374)      (8,161)     (11,631)              (1,195)
                                        --------     --------     --------             --------
Net (loss) income                        (47,971)         790      (34,771)              (2,516)
Preferred stock dividends                 (3,920)        (281)        --                   --
                                        --------     --------     --------             --------
Net (loss) income available to common
    shareholders/partners                (51,891)         509      (34,771)              (2,516)
Effective ownership percentage                37%          39%          40%                  50%
                                        --------     --------     --------             --------
                                         (19,200)         200      (13,909)              (1,258)
Intercompany profit (b)                      877       (1,947)        --                   --
Preferred stock dividends (c)                851         --           --                   --
Other equity investees                      (205)        --           --                   --
Other (d)                                  1,199         (112)        --                   --
                                        --------     --------     --------             --------
Equity in losses                        $(16,478)    $ (1,859)    $(13,909)            $ (1,258)
                                        ========     ========     ========             ========

Dividends/distributions                 $   --       $   --       $   --               $   --
                                        ========     ========     ========             ========

----------------
(a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners. Accordingly, activity related to the operations of the FPS Laffit Pincay for the period from October 1, 1996 through June 30, 1997 is included in the Company's consolidated statement of operations.
(b) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to Flextrend Development in June 1995 (Note 10), both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.
(c) Represents the Company's share of Tatham Offshore's Series A and Series C Preferred Stock dividends.
(d) Includes the effect of a change during the period in DeepTech's ownership percentage of Tatham Offshore's common equity.

The Partnership and its subsidiaries distribute 100% of available cash, as defined in the Partnership Agreement, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. These distributions are effectively made 98% to Unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following summarizes the Incentive Distributions made by the Partnership to
Leviathan:

                                                                                       Incentive
                                                            Distribution Paid        Distribution
                For the                    Month           Per Preference and            Paid
             Quarter Ended                 Paid                Common Unit           to Leviathan
           ------------------          -------------       -----------------        -------------
           June 30, 1996               August 1996             $      0.35            $      95,000
           September 30, 1996          November 1996                  0.375                 190,000
           December 31, 1996           February 1997                  0.40                  381,000
           March 31, 1997              May 1997                       0.425                 571,000
           June 30, 1997               August 1997                    0.45                1,168,000

NOTE 5 - RECEIVABLES FROM AFFILIATES:

Subordinated Convertible Promissory Notes Receivable

As of June 30, 1997, Tatham Offshore had issued to DeepTech $60,000,000 aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") for funds received. The Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. Effective July 1, 1997, the interest rate increased to 13% per annum. Interest income related to these notes totaled $7,040,000, $7,060,000 and $7,050,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Under the terms of the Subordinated Notes, the principal amount of the notes was payable in seven equal annual installments of approximately $8,571,000 commencing August 1, 1999. See Note 13.

PIK Notes

As of June 30, 1996, DeepFlex Partners owed DeepFlex Services $40,490,000 aggregate principal amount of PIK Notes which is included in receivables from affiliates on the accompanying consolidated balance sheet. Any additional advances from DeepFlex Services to DeepFlex Partners were evidenced by PIK Notes. The PIK Notes from DeepFlex Partners bore interest at 12% per annum, payable quarterly, and were due on March 31, 2002. Interest was paid under certain circumstances by the issuance of additional PIK Notes. The PIK Notes were subordinate to all indebtedness incurred by DeepFlex Partners and were secured by a first mortgage on the FPS Laffit Pincay. On September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Partners for the assumption of the then outstanding PIK Notes payable to DeepFlex Services of $40,056,000. Interest income related to the PIK Notes totaled $1,195,000 and $5,884,000 for the years ended June 30, 1997 and 1996, respectively.

NOTE 6 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                      June 30,
                                      ------------------------------------------
                                           1997                     1996
                                      -------------------  ---------------------
                                     Current  Long-term    Current   Long-term
Notes payable:                                    (in thousands)
   Highwood Notes                    $  --     $  --         $17,258    $ --
   Term Loan                            --        --           6,069     5,931
   RIGCO Credit Facility               7,893    68,357          --        --
   Senior Notes                         --      80,854          --      80,603
   Wilrig AS promissory notes           --        --            --      11,000
   Senior Subordinated Notes            --      15,350          --        --

Notes payable to affiliates:
   DeepTech Subordinated Notes (a)      --        --           6,640      --

---------------
(a) Includes notes payable to Mr. Tatham and other minority interest stockholders of $6,000,000 and $640,000, respectively.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Highwood Notes

Prior to June 30, 1996, the Company issued promissory notes to Highwood Partners (the "Highwood Notes") for an aggregate principal amount of $17,258,000 for the purchase of 100% interest in the FPS Bill Shoemaker. In July 1996, the Company borrowed an additional $992,000 for refurbishment costs bringing the total amount of outstanding Highwood Notes to $18,250,000. The Company retired the Highwood Notes in connection with obtaining the RIGCO Credit Facility discussed below. The Highwood Notes were secured by a mortgage on the FPS Bill Shoemaker and a portion of the PIK Notes, bore interest at 12% per annum, payable quarterly and were due March 31, 1997. Interest related to the Highwood Notes totaled $522,000 and $1,021,000 for the years ended June 30, 1997 and 1996, respectively.

Term Loan

In February 1996, DeepFlex Services entered into a term loan agreement to borrow $12 million (the "Term Loan") from a syndicate of commercial lenders. The Term Loan bore interest at 12% per annum, payable monthly, was due on July 15, 1997 and was secured by substantially all tangible and intangible assets owned by DeepFlex Services. In addition, the lenders required an assignment by DeepFlex Services of the first preferred ship mortgage on the FPS Laffit Pincay. In connection with the Term Loan, DeepTech issued to the lenders warrants to purchase an aggregate of up to 2,666,667 shares of DeepTech common stock at $4.50 per share. One of the lenders, Citibank, N.A., required that Mr. Tatham guarantee $6,000,000 of the Term Loan. In exchange for Mr. Tatham agreeing to guarantee a portion of the Term Loan, Mr. Tatham received from Citibank, N.A. warrants to purchase 333,333 shares of DeepTech common stock, twenty-five percent of the loan fees payable by the Company to Citibank, N.A. and a quarterly fee equal to 50 basis points per annum for the period the guaranty was outstanding. Proceeds from the Term Loan were utilized to repay $3,492,000 of the Short-Term Notes, discussed below, for expenses incurred in connection with the Term Loan and for working capital and general corporate requirements. DeepFlex Services incurred debt issue costs of $728,000 in connection with the Term Loan which were amortized over the life of the indebtedness. The Company retired the Term Loan in connection with obtaining the RIGCO Credit Facility discussed below. Interest expense and amortization of debt issue costs related to the Term Loan for the years ended June 30, 1997 and 1996 totaled $850,000 and $783,000, respectively.

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (the "RIGCO Credit Facility"). Proceeds from the RIGCO Credit Facility were used to acquire the FPS Bill Shoemaker, to fund significant upgrades to the FPS Bill Shoemaker, and to retire the Highwood Notes and the Term Loan. In April 1997, the RIGCO Credit Facility was amended to provide for an additional $12,000,000 to fund the remaining refurbishments and upgrades to the FPS Bill Shoemaker. The RIGCO Credit Facility was amended in July 1997. The RIGCO Credit Facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum (11.5% at June 30, 1997), payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including the two semisubmersible drilling rigs, (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and (v) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of June 30, 1997, amounts outstanding under the RIGCO Credit Facility totaled $76,250,000. Debt issue costs related to the RIGCO Credit Facility of $4,400,000 were capitalized and are being amortized over the two-year life of the credit facility. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $7,282,000 for the year ended June 30, 1997. The construction fund collateral account on the accompanying balance sheet represents remaining funds available from the RIGCO Credit Facility which are restricted for use related to the refurbishment and upgrade of the FPS Bill Shoemaker. In connection with providing the RIGCO Credit Facility, lending syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity.

As required by the RIGCO Credit Facility, RIGCO purchased an interest rate cap from a financial institution which established a maximum rate of 11.74% per annum on $36.5 million of outstanding principal for the remaining term of the credit facility.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Senior Notes

In March 1994, DeepTech completed a public offering of $82,000,000 of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. The Senior Notes are secured by a security interest in and pledge of substantially all of DeepTech's material assets including all of the outstanding capital stock held or acquired by DeepTech in each of its subsidiaries as well as all of the Subordinated Notes held or acquired by DeepTech and any securities into which or for which such Subordinated Notes may be converted or exchanged pursuant to their terms. The Senior Notes may be redeemed at the option of DeepTech, in whole or in part, at any time on or after June 15, 1999 at 106% of their principal amount, plus accrued interest, and at 100% of such principal amount, plus accrued and unpaid interest, to the date of redemption from and after June 15, 2000. Interest expense and amortization of debt issue costs related to the Senior Notes totaled $10,759,000, $10,731,000 and $10,705,000 for the years ended June 30,
1997, 1996 and 1995, respectively. DeepTech issued the Senior Notes at a 2.278% discount of $1,868,000 and this discount is being amortized to interest expense over the life of the debt. For the years ended June 30, 1997, 1996 and 1995, interest expense includes $250,000, $222,000 and $197,000, respectively, of amortization of this bond discount. The effective interest rate for the years ended June 30, 1997, 1996 and 1995 was 12.5%.

The Indenture governing the Senior Notes limits the ability of DeepTech to incur additional indebtedness, subject to certain exceptions, and provides that upon a Change of Control, Partnership Leverage Event or Tatham Conversion Event (each defined therein), DeepTech is required to offer to purchase the Senior Notes at 101%, 100% and 101%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. See Note 13. In addition, the Indenture provides that if DeepTech's Asset Coverage Ratio (defined therein) falls below 2.0 to 1.0, DeepTech is required to offer to repurchase at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, an amount of Senior Notes sufficient to increase the Asset Coverage Ratio to not less than specified levels. At June 30, 1997, the Company's Asset Coverage Ratio was 3.4 to 1.0.

Wilrig AS promissory notes

In November 1994, the Company acquired from Wilrig AS ("Wilrig") a semisubmersible drilling rig, the FPS Eddie Delahoussaye. In connection with this acquisition, the Company obtained an option to acquire the FPS Bill Shoemaker (Note 1) from Wilrig. As consideration, the Company issued to Wilrig
(i) promissory notes in the aggregate principal amount of $11,000,000 due December 1997 and (ii) warrants which grant Wilrig the right to exchange the principal and interest outstanding under the promissory notes for common stock of DeepTech at the rate of $10.00 per share up to a maximum of 1,100,000 shares (the "Wilrig Warrants"). Interest expense related to this debt was payable quarterly at 10% per annum and totaled $617,000, $1,100,000 and $712,000 for the years ended June 30, 1997, 1996 and 1995, respectively. See "Senior Subordinated Notes" below.

Senior Subordinated Notes

On January 15, 1997, DeepTech issued $6,000,000 of renewal subordinated promissory notes (the "Renewal Notes") to Mr. Tatham and paid $640,000 to other affiliates in settlement of $6,640,000 of DeepTech Subordinated Notes, as defined below, which matured on that date. On January 23, 1997, DeepTech paid $1,650,000 principal amount of the Wilrig Notes and issued $15,350,000 aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") to an investment banking firm in exchange for $9,350,000 principal amount of the Wilrig Notes, 1,100,000 Wilrig Warrants and $6,000,000 of Renewal Notes, all of which were concurrently purchased by the investment banking firm from the respective holders thereof. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly and are due on May 31, 2000. The Senior Subordinated Notes, which are subordinated to the existing Senior Notes and will rank senior to all subordinated indebtedness of the Company, are not redeemable before June 15, 1999 and thereafter may be redeemed at 101% of the principal amount thereof, plus accrued interest. The Company is obligated to make an offer to repurchase the Senior Subordinated Notes at 101% of the principal amount thereof, plus accrued interest to the date of repurchase, in the event of a change of control as defined. In addition, if the Company is required to make a repurchase offer with respect to the Senior Notes, it will be obligated to make an offer to purchase the Senior Subordinated Notes at a repurchase price of 100% of the principal amount thereof, plus accrued interest, to the extent permitted by the indenture covering the Senior Notes. The Company has also agreed to file a registration statement with respect to

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



the Senior Subordinated Notes upon request from at least 75% of the holders thereof. The Company reimbursed the investment banking firm for legal fees and expenses of $60,000 and paid an underwriting fee of $307,000 in connection with such transaction. Interest and amortization of debt issue costs related to this debt totaled $784,000 for the year ended June 30, 1997.

In addition, in conjunction with Mr. Tatham's agreement to sell the Renewal Notes to the investment banking firm, DeepTech agreed to assign the Wilrig Warrants to Mr. Tatham and further agreed to provide Mr. Tatham and members of his immediate family the right, until June 1, 1997, to accept an offer made to certain warrantholders to exercise 25%, 37.5% or 50% of their warrants in exchange for an extension of one, two or three years, respectively, in the expiration date of the remaining warrants. See Note 8. In addition, Mr. Tatham agreed to waive certain prepayment provisions in the Renewal Notes.

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

In February 1996, DeepTech refinanced $6,640,000 of Short-Term Notes in the form of subordinated unsecured notes issued by DeepTech to affiliates (the "DeepTech Subordinated Notes") and guaranteed by DeepFlex Services on a subordinated basis to the Term Loan. The DeepTech Subordinated Notes were due January 15, 1997 and bore interest at 15% per annum, payable quarterly. In connection with this refinancing, these affiliates received a 4% refinancing fee of $266,000 and warrants to purchase 1,475,555 shares of DeepTech common stock at $4.50 per share. See "Senior Subordinated Notes" above. Interest expense and amortization of debt issue costs related to the DeepTech Subordinated Notes totaled $691,000 and $503,000 for the years ended June 30, 1997 and 1996, respectively.

Other

Future minimum principal payments of long-term indebtedness are as follows (in thousands):

                             Year ending June 30,
                                     1998                     $      --
                                     1999                         68,357
                                     2000                         15,350
                                     2001                         82,000

NOTE 7 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES:

During the years ended June 30, 1997, 1996 and 1995, Leviathan Holdings paid $9,687,000, $7,707,000 and $2,009,000, respectively, in dividends to its common stockholders. DeepTech owns an 85% interest in Leviathan Holdings.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants to noteholders, employees, directors and financial institutions. The stock warrants are exercisable at various dates through November 2005 at varying prices which were not less than the fair market value of the stock on the date of grant. The following table summarizes these warrants:

                                                              Exercise             Expiration
                                         Warrants               price                 date
Outstanding at June 30, 1994             3,050,948         $3.41 - $13.50   July 1994 - December 1998
Granted                                  1,100,000             $10.00              November 1997
Exercised                                 (306,024)             $3.41
                                        ----------
Outstanding at June 30, 1995             3,844,924
Granted                                  4,615,195          $4.50 - $5.00   July 1997 - November 2005
Expired unexercised                       (337,938)         $3.41 - $4.00
                                        ----------
Outstanding at June 30, 1996             8,122,181
Expired unexercised                        (30,847)        $4.25 - $13.50
Exercised                               (2,276,592)        $4.00 - $10.00
                                        ----------
Outstanding and exercisable at
June 30, 1997                            5,814,742
                                        ==========

On September 30, 1996, Westgate International, L.P. ("Westgate") exercised warrants to acquire 472,973 shares of DeepTech common stock at $5.00 per share. Highwood Partners acquired these warrants in December 1995 in connection with the Company's financing of the acquisition of the FPS Bill Shoemaker (Note 6) and subsequently assigned such warrants to Westgate. In June 1997, DeepTech registered the shares of common stock acquired by Westgate pursuant to the warrant agreement as well as certain other common stock.

In December 1996 and January 1997, DeepTech extended an offer to certain of its warrantholders whereby the exercise period for certain vested warrants could be extended for one, two or three years in consideration for the immediate exercise of 25%, 37.5% or 50% respectively, of the warrants so designated by each warrantholder. In December 1996, DeepTech issued 1,080,701 shares of common stock pursuant to the exercise of warrants at prices ranging from $4.00 to $4.50 per share and extended the exercise period on 1,894,446 warrants. Additionally, in May 1997, DeepTech issued 722,917 shares of DeepTech common stock to Mr. Tatham pursuant to the exercise of warrants under this offer. Mr. Tatham exercised 447,917 warrants at $4.50 per share and 275,000 warrants at $10.00 per share. As a result, the expiration date on 2,168,749 warrants currently held by Mr. Tatham was extended by one year.

In July and August 1997, DeepTech issued 456,000 shares of common stock pursuant to the exercise of outstanding warrants at prices ranging from $4.00 to $4.50 per share.

In connection with the original acquisition financing for the FPS Laffit Pincay, the Company had granted a 25% net profits interest in the economic profits from the sale, lease, charter or other operation of the semisubmersible rig to the noteholder. In late 1995, the parties agreed to the full, final and complete resolution of all claims arising out of the loan agreement. In exchange for releasing and forever discharging the Company from any obligations under the loan agreement, the noteholder received $300,000 and 125,000 shares of DeepTech common stock valued as of November 30, 1995. Final closing, settlement and payment was completed on February 5, 1996. DeepFlex Partners issued additional PIK Notes to DeepFlex Services to reimburse its settlement costs.

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

Stock Compensation Plans

DeepTech has two fixed option plans, the Amended Equity Incentive Plan (the "Incentive Plan") and the Non-Employee Director Stock Option Plan (the "Director Option Plan" and collectively with the Incentive Plan, the "Option Plans"). Options to purchase a maximum of 4,000,000 shares and 2,000,000 shares of DeepTech common stock may be issued pursuant to the Incentive Plan and the Director Option Plan, respectively. The Incentive Plan, as amended, provides the Company the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock, stock appreciation rights and stock value equivalent awards.

DeepTech applies APB Opinion No. 25 and related interpretations in accounting for its option plans, under which no compensation cost has been recognized. Had compensation costs for the Option Plans been determined consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings (losses) per share would have been adjusted to the pro forma amounts presented below:

                                                                 Year ended June 30,
                                                            ---------------------------
                                                                1997           1996
                                                                   (In thousands)
            Net (loss) income              As presented      $  (19,834)    $     3,642
                                           Pro forma            (20,331)          2,786

            (Losses) earnings per share    As presented      $    (1.10)    $      0.21
                                           Pro forma              (1.13)           0.16

The following table summarizes the Option Plans:

                                                              Year ended June 30,
                                   ----------------------------------------------------------------------------
                                             1997                      1996                1995
                                   ------------------------  ------------------------  ------------------------
                                                Weighted                  Weighted                   Weighted
                                                 Average                   Average                    Average
                                    Shares   Exercise Price   Shares   Exercise Price    Shares   Exercise Price
Outstanding at beginning of year   3,153,752    $   4.89    1,780,000     $  10.05      690,000      $ 10.48
Granted                              900,000        5.88    3,771,425         4.08    1,390,000         8.53
Exercised                            (28,127)       4.00   (1,126,712)        4.09     (300,000)        4.00
Expired unexercised                 (170,000)       9.99     (125,961)        4.00           --           --
Canceled                                  --          --   (1,145,000)       11.12           --           --
                                   ---------    --------   ----------     --------    ---------      -------
Outstanding at end of year         3,855,625    $   4.90    3,153,752     $   4.89    1,780,000      $ 10.05
                                   =========    ========   ==========     ========    =========      =======

Options exercisable at June 30,    2,516,250    $   4.96    1,958,752     $   5.48      168,000      $  9.37
                                   =========    ========   ==========     ========    =========      =======

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The weighted average fair value of options granted during the years ended June 30, 1997 and 1996 was $4.34 and $3.23, respectively. The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              Year ended June 30,
                                              -------------------
                                                1997       1996
           Volatility                            79%        81%
           Risk-free interest rate              6.6%       6.2%
           Dividend yield                         0%         0%
           Expected life                     8 years    10 years

In June 1996, DeepTech issued 99,066 shares of common stock to outside directors pursuant to the exercise of options granted under the Director Option Plan in settlement of directors' fees and meeting attendance fees for the year ended June 30, 1996. In addition, DeepTech issued 150,000 shares of restricted DeepTech common stock to employees pursuant to the Incentive Plan during the year ended June 30, 1997. These shares of restricted stock fully vest to the employees in November 2000.

NOTE 9 - INCOME TAXES:

For income tax purposes, DeepTech files a consolidated income tax return with its 80% or more owned subsidiaries.

The provision for income taxes for the years ended June 30, 1997, 1996 and 1995 consists of the following:

                                   June 30,
                        ----------------------------
                         1997       1996       1995
                                (in thousands)
U.S. federal:
  Current               $(1,879)   $ 1,261   $ 1,764
  Deferred               (7,464)     1,113    (5,601)
                        -------    -------   -------
      Total provision   $(9,343)   $ 2,374   $(3,837)
                        =======    =======   =======

The deferred tax liabilities (assets) at June 30, 1997 and 1996 are as follows:

                                                   June 30,
                                             ---------------------
                                               1997         1996
                                                 (in thousands)
  Investment in Partnership                  $  5,223    $  2,424
  Depreciable/amortizable assets                6,236       1,892
                                             --------    --------
        Gross deferred liability               11,459       4,316
                                             --------    --------

Investment in Tatham Offshore                 (13,739)     (3,695)
Other                                          (1,581)       (152)
Net operating loss ("NOL") and alternative
  minimum tax credit carryforwards             (5,353)     (2,920)
                                             --------    --------
     Gross deferred asset                     (20,673)     (6,767)
                                             --------    --------
Deferred tax asset                           $ (9,214)   $ (2,451)
                                             ========    ========

At June 30, 1997, DeepTech has approximately $1,560,000 of minimum tax credit carryforwards which may be utilized in future years to offset regular tax liabilities.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A reconciliation of DeepTech's income tax provision computed by applying the statutory federal income tax rate of 34% to pretax income from continuing operations for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                            Year ended June 30,
                                       ----------------------------
                                         1997      1996       1995
                                             (in thousands)
Federal income tax at statutory rate   $(9,920)   $ 2,045   $(4,170)
Nondeductible and other                    577        329       333
                                       -------    -------   -------
  Total                                $(9,343)   $ 2,374   $(3,837)
                                       =======    =======   =======

NOTE 10 - RELATED PARTY TRANSACTIONS:

Management agreements

DeepTech has entered into management agreements with certain of its subsidiaries, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. The management fee is intended to reimburse DeepTech for the estimated costs of the services provided to each affiliate. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under its management agreement. The Partnership and Tatham Offshore were each charged an annual management fee equal to 40% of DeepTech's unreimbursed overhead through October 31, 1995. Effective November 1, 1995, DeepTech redetermined the level of services provided to each of its subsidiaries and amended the management agreements with Leviathan and Tatham Offshore to provide for an annual management fee of 45.3% and 27.4%, respectively, of DeepTech's overhead. In addition, in November 1995, Dover began functioning as a stand-alone business unit with its own management and employees and therefore terminated its management agreement with DeepTech. Effective July 1, 1996, DeepTech amended the management agreements with Leviathan and Tatham Offshore to provide for an annual management fee of 54% and 24%, respectively, of DeepTech's overhead. The management agreements expire on June 30, 2002, and may thereafter be terminated on 90 days' notice by either of the parties.

During the years ended June 30, 1997, 1996 and 1995, Leviathan charged the Partnership $7,377,000, $6,068,000 and $4,967,000, respectively, of fees payable to DeepTech pursuant to the terms of its management agreement. In addition, the management agreement also requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the years ended June 30, 1997 and 1996, Leviathan charged the Partnership $554,000 and $964,000, respectively, to compensate DeepTech for additional taxable income allocated to Leviathan.

During the years ended June 30, 1997, 1996 and 1995, Tatham Offshore was charged $3,279,000, $4,436,000 and $4,967,000, respectively, under its management agreement. On June 30, 1996, DeepFlex Services exercised 4,670,957 Tatham Offshore warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per share by offsetting the then outstanding receivable from Tatham Offshore for costs allocated under the management agreement by $4,670,957.

Property Acquisition

On June 30, 1995, Flextrend Development entered into a purchase and sale agreement (the "Purchase and Sale Agreement"), with Tatham Offshore. Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary interests, a 75% working interest in its Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 properties (the "Assigned Properties") for $30,000,000. Flextrend Development is entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of its working interests, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increased the amount recoverable from the Payout Amount by $7,500,000 plus interest as discussed below.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117) after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, with such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three Assigned Properties reduced the Payout Amount from $94,020,000 to $50,760,000. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the Assigned Properties will reduce the Payout Amount. As of June 30, 1997, the Payout Amount totaled $45,918,000. The Partnership and Tatham Offshore have determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote. Unless the Payout Amount is reduced to zero, the Partnership will retain 100% of the revenue from its working interest in the Assigned Properties.

Marketing, Transportation, Processing and Platform Access Agreements

Marketing Agreements. Offshore Marketing purchases substantially all oil and gas production of the Partnership and Tatham Offshore. Through October 1995, Offshore Marketing's agreement with Tatham Offshore provided for a sales price that was based on contractually agreed-upon posted prices. In November 1995, Offshore Marketing's agreement with Tatham Offshore was renegotiated to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas. In July 1994, Offshore Marketing began purchasing substantially all of the oil and gas production of the Partnership on the same terms as the renegotiated Tatham Offshore contract.

Offshore Marketing's oil and gas purchases from affiliates are as follows (in thousands):

                              Year ended June 30,
                         ------------------------------
                           1997       1996      1995
The Partnership:
    Oil                  $ 20,757   $    974   $    207
    Gas                    66,517     23,410        434
Tatham Offshore:
    Oil and condensate      4,211      9,224      7,519
    Gas                    21,927      9,989      3,279
                         --------   --------   --------
                         $113,412   $ 43,597   $ 11,439
                         ========   ========   ========

Transportation, Processing and Platform Access Agreements. Tatham Offshore entered into transportation, processing and platform access agreements with the Partnership pursuant to a Master Gas Dedication Agreement in which Tatham Offshore dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal properties as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. Tatham Offshore (i) is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, (ii) is obligated to pay platform access fees and (iii) was obligated to pay demand charge payments for such services under these agreements. For the years ended June 30, 1997, 1996 and 1995, the Partnership charged Tatham Offshore $4,126,000, $8,097,000 and $8,314,000, respectively, for transportation, processing and platform access services.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Effective February 1, 1996, the Partnership agreed to release Tatham Offshore from all remaining demand charge payments under the transportation agreements covering Tatham Offshore's Ewing Bank and Ship Shoal properties, a total of $17,800,000. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. In exchange, Tatham Offshore
(i) issued to the Partnership 7,500 shares of its 9% Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7,500,000 to the Payout Amount under the Purchase and Sale Agreement and (iii) granted to the Partnership certain rights to acquire the Ship Shoal Block 331 platform. Each share of the 9% Senior Preferred Stock is senior in liquidation preference to all other classes of Tatham Offshore stock and has a 9% cumulative dividend, which is payable quarterly, and shall accrue to the extent not paid. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the 9% Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event Tatham Offshore does not purchase the 9% Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference plus accumulated but unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of Series A Preferred Stock. The Partnership has the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, the Partnership has a right of first refusal relative to a sale of the platform.

Compensation arrangements

Effective July 1, 1996, the Compensation Committee of DeepTech's Board of Directors established a compensation plan for Mr. Tatham for the years ended June 30, 1997 and 1998. Under this compensation plan, Mr. Tatham is to receive a base salary of $1,000,000 per annum plus $1,400,000 per annum to be credited against incentive bonuses as they are earned. The base salary and bonus are payable at the rate of $200,000 per month. The Compensation Committee detailed certain performance goals for the Company and Mr. Tatham which would allow him to earn the incentive bonus payments over the two year period. The performance goals are structured to reward Mr. Tatham for enhancing shareholder value through increased earnings per share and the financing of key projects.

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for Mr. Tatham, (ii) a mandatory arrangement for certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants deferred all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant was entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% of their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore
- $3.50 and the Partnership - $11.875) or the average closing price for the applicable month. Options were exercisable only by cancellation of the participant's cash salary. Each participant earned credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except Mr. Tatham could have received all or a portion of their salary in cash if they did not elect to exercise any options. In November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech. Mr. Tatham exercised options to purchase 600,125 shares of DeepTech common stock in payment of salary due for the year ended June 30, 1996. In addition, other senior executives and employees exercised options to purchase 127,521 shares of DeepTech common stock and 245,182 shares of Tatham Offshore common stock through June 30, 1996 in connection with the deferred compensation arrangements. As of June 30, 1996, 18,752 options remained outstanding under the deferred compensation arrangements which were exercised in July 1996 to purchase an equal number of shares of DeepTech common stock and 125,961 options had expired unexercised. As a result of issuing its common stock, Tatham Offshore received a $360,000 credit against its management fees payable to DeepTech.

In June 1995, Mr. Tatham was awarded a $200,000 bonus, which the Company allowed him to defer pursuant to the terms of the mandatory deferred compensation arrangement discussed above. Accordingly, the Company accrued $600,000 of compensation expense payable to Mr. Tatham representing 300% of the bonus amount for use in the exercise of these options. In August 1995, Mr. Tatham exercised options and received 150,000 shares of DeepTech common stock in payment of this bonus.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In connection with the sale of the semisubmersible drilling rig, the FPS Eddie Delahoussaye, Mr. Tatham was awarded a $200,000 bonus which he also deferred pursuant to the terms of the mandatory deferred compensation arrangement. In September 1995, Mr. Tatham exercised options to purchase 150,000 shares of DeepTech common stock in settlement of this bonus.

In June 1995, DeepTech granted stock options to purchase 300,000 shares of its common stock to an officer/director of DeepTech at an exercise price of $4.00 per share. The options were exercised on June 12, 1995 in exchange for a note payable to DeepTech in the aggregate amount of $1,200,000, bearing interest at 8% per annum, principal and interest due on June 12, 1998. This note will be canceled by DeepTech if the officer/director continues to be employed by DeepTech for three years from the date of grant. If the officer/director voluntarily terminates employment with DeepTech prior to the end of the three-year period from the date of grant, the officer/director must repay the note by either (i) paying principal and interest or (ii) returning the stock to DeepTech to satisfy repayment of principal and interest. The note receivable is reflected as a reduction of stockholders' equity as of June 30, 1997, 1996 and 1995. General and administrative expenses for each of the years ended June 30, 1997 and 1996 includes $400,000 of compensation expense related to this note receivable.

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

In December 1992, as an incentive for employment, DeepTech transferred 5% of its equity interest in Offshore Marketing to an officer and director of DeepTech who was then an officer of Offshore Marketing and granted the officer 375,000 warrants, one-fifth of which vest annually through January 31, 1999, to purchase shares of DeepTech common stock at $4.25 per share. As of June 30, 1997, the officer had exercised 150,000 of these warrants.

Affiliate receivables/payables

Dover charged Tatham Offshore $160,000, $601,000 and $747,000 for the years ended June 30, 1997, 1996 and 1995, respectively, for services related to the acquisition, development, exploration or evaluation of oil and gas properties. On November 1, 1995, DeepTech agreed to assume $1,734,000 of Dover's accounts receivable from Tatham Offshore in exchange for reducing Dover's payable to DeepTech under a line of credit arrangement for a like amount. DeepTech then converted the $1,734,000 of accounts receivable from Tatham Offshore into an unsecured promissory note (the "Affiliate Note") which bore interest at 14.5% per annum. Interest on the Affiliate Note was payable quarterly and the principal was due and payable in six monthly installments which began on January 31, 1997. Tatham Offshore has repaid the Affiliate Note as of June 30, 1997. Interest income related to the Affiliate Note totaled $202,000 and $170,000 for the years ended June 30, 1997 and 1996, respectively.

In October 1995, DeepFlex Services entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore whereby DeepFlex Services agreed to make $12,500,000 of interim bridge financing available to fund a portion of Tatham Offshore's working capital and capital requirements. DeepFlex Services advanced Tatham Offshore $8,000,000 under the Bridge Loan. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. Interest income related to outstanding advances under the Bridge Loan totaled $210,000 for the year ended June 30, 1996. The terms of the Bridge Loan required Tatham Offshore to undertake an equity offering or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. On January 31, 1996, DeepFlex Services subscribed for the purchase of 10,000,000 Tatham Offshore warrants, pursuant to the exercise of Rights which had been assigned from DeepTech, at a cost of $5,000,000, which was paid through the forgiveness of $5,000,000 of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used offering proceeds to repay the remaining principal and accrued interest outstanding under the Bridge Loan.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In January and April 1995, an officer/director of DeepTech executed unsecured, non-interest bearing demand notes in favor of DeepTech for $100,000 and $300,000, respectively.

On August 22, 1994, Mr. Tatham executed an unsecured demand note in favor of DeepTech for $1,000,000 bearing interest at 15% per annum. This demand note was paid in full in October 1994. As of June 30, 1995, Mr. Tatham had executed an unsecured demand note in favor of DeepTech for $600,000 bearing interest at 15% per annum. In settlement of an obligation to Mr. Tatham, DeepTech canceled this demand note in September 1995 as discussed above. In October 1995, Mr. Tatham executed an unsecured demand note in favor of DeepTech for $250,000 bearing interest at 15% per annum. This demand note was paid in full in January 1996.

A substantial portion of DeepTech's affiliated indebtedness was due to Mr. Tatham. Interest expense for the years ended June 30, 1997, 1996 and 1995 was $507,000, $840,000 and $605,000, respectively, related to the indebtedness due to Mr. Tatham.

Other

In December 1996, DeepFlex Services exercised 1,016,957 Tatham Offshore warrants to acquire shares of Tatham Offshore's Series C Preferred Stock at $1.00 per share. The remaining 4,312,086 Tatham Offshore warrants held by DeepFlex Services were automatically converted into 4,312,086 shares of Tatham Offshore's Mandatory Redeemable Preferred Stock on January 1, 1997.
See Note 4.

As of June 30, 1997, Westgate, Elliott Associates, L.P. and Martley International, Inc., which are entities under common control with Highwood Partners, owned a total of 472,973 shares of DeepTech common stock and 6,037,784 shares of Tatham Offshore Series A Preferred Stock. During the years ended June 30, 1997 and 1996, in connection with its acquisition and financing of the FPS Bill Shoemaker, the Company entered into certain transactions with Highwood Partners. See Notes 1, 6 and 8.

From February 1996 through May 1997, the FPS Laffit Pincay provided contract drilling services to Flextrend Development. During this period, DeepFlex Partners and RIGCO reported operating revenue totaling $9,116,000 and $10,779,000, respectively, related to these services. Net proceeds from the contract drilling services paid to DeepFlex Partners were used to pay interest and principal to DeepFlex Services on the PIK Notes. The RIGCO Credit Facility does not permit payments on the PIK Notes until the credit facility has been repaid.

In September 1995, Tatham Offshore reacquired an aggregate 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of Viosca Knoll Blocks 772/773, 774, 818 and 861 (collectively, the "Viosca Knoll Properties") from two industry partners for a total of $16,000,000 in convertible production payments payable from 25% of the net cash flow from the Viosca Knoll Properties so acquired. The unpaid portion of the production payments ($12,535,000 at June 30, 1997) is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase the convertible production payments for an amount equal to 50% of the unrecovered portion thereof.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

DeepTech anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in 1998 and beyond. There can be no assurances, however, that DeepTech or its subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, the Company's debt agreements contain covenants that, among other things, require the Company to meet certain collateral coverage tests and restrict the ability of the Company to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Tatham Offshore has substantial future capital expenditures associated with the full development of its oil and gas properties. Realization of the full potential of Tatham Offshore's properties is dependent upon its ability to obtain sufficient additional capital or project financing.

The Company leases certain office space. Rental expense for the years ended June 30, 1997, 1996 and 1995 totaled $717,000, $861,000 and $830,000, respectively. Minimum net lease commitments under significant operating leases are as follows (in thousands):

                           Year ending June 30,
                                 1998                         $        504
                                 1999                                  504
                                 2000                                  539
                                 2001                                  545
                                 2002                                   45
                                                              ------------
                                                              $      2,137
                                                              ============

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

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized, during each of the periods presented

                                                   Year ended June 30,
                                         -----------------------------------
                                             1997         1996         1995
                                                     (in thousands)
                      Interest           $    12,339  $    16,843    $ 10,581
                      Taxes              $     1,000  $     1,700    $  1,171


Supplemental disclosures of noncash investing and financing activities

                                                                         Year ended June 30,
                                                              -----------------------------------------
                                                                   1997           1996           1995
                                                                              (In thousands)
Additions to property and equipment                           $    (40,000)   $       --     $   (11,000)
Acquisition of accounts receivable                                     (56)           --            --
Assumption of PIK Notes                                             40,056            --            --
Warrants issued in connection with the
   RIGCO Credit Facility                                               250            --            --
Issuance of notes payable                                              --             --          11,000
Sale of the FPS Laffit Pincay                                          --             --          26,340
Sale of the FPS Eddie Delahoussaye                                     --           14,763          --
Increase in receivables from affiliates                                --          (14,763)      (26,340)
Purchase of Series A Preferred Stock                                   --           (4,671)         --
Reduction of receivable from Tatham Offshore                           --            4,671          --
                                                              ------------    ------------   -----------
                                                              $        250    $       --     $      --
                                                              ============    ============   ===========

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED):

In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Option Agreement"). Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3,900,000. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised;
(ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a wholly-owned subsidiary of Tatham Offshore, for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997.

Tatham Offshore Development holds the leasehold interests in the Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

If DeepTech elects to convert all or a portion of the Subordinated Notes into Tatham Offshore common stock, DeepTech will be required to offer to repurchase all of its Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. If the holders of the Senior Notes require DeepTech to repurchase all or a portion of the Senior Notes, management believes that the Company will be able to either refinance the Senior Notes or obtain adequate financing to satisfy this obligation.

NOTE 14 - OIL AND GAS PROPERTIES:

The Company has incurred immaterial costs for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed at the time these costs were incurred, during each of the years ended June 30, 1997, 1996 and 1995. The Company's share of its equity investees' costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed at the time these costs were incurred, totaled $12,255,000, $17,365,000 and $21,124,000 for the years ended June 30, 1997,
1996 and 1995, respectively. The Company's share of its equity investees' net capitalized costs at June 30, 1997 and 1996 were $33,029,000 and $45,809,000, respectively. The Company's share of equity method investees' results of operations for oil and gas activities totaled ($11,633,000), ($677,000) and ($7,293,000) for the years ended June 30, 1997, 1996 and 1995, respectively.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Oil and gas sales to major customers expressed as a percentage of oil and gas sales for each period was as follows:

                                                                Year ended June 30,
                                                           -----------------------------
                                                            1997        1996       1995
Chevron U.S.A., Inc.                                         10%       20%         --
Conoco, Inc.                                                 --        13%         --
Coral Energy Resources, L.P.                                 --        28%         --
Natural Gas Clearinghouse                                    45%       --          --
NGC Oil Trading and Transportation, Inc.                     16%       --           37%
Public Service Electric and Gas, Inc.                        --        --           28%

At June 30, 1997, amounts due from Natural Gas Clearinghouse and NGC Oil Trading and Transportation, Inc. represent approximately 65% and 8%, respectively, of the Company's $9,596,000 accounts receivable related to its oil and gas sales. At June 30, 1996, amounts due from Coral Energy Resources, L.P., Chevron U.S.A., Inc. and NGC Oil Trading and Transportation, Inc. represent approximately 51%, 23% and 18%, respectively, of the Company's $6,985,000 accounts receivable related to its oil and gas sales.

Supplemental Oil and Gas Information (unaudited):

At June 30, 1997, 1996 and 1995, substantially all of the Company's oil and gas reserves are owned by Tatham Offshore and the Partnership through Flextrend Development. DeepTech's interest in proved reserves and standardized measure of discounted future net cash flows as of June 30, 1997, 1996 and 1995 is shown net to its effective interests in Tatham Offshore and the Partnership as of the respective dates.

                                                            June 30,
                                                    -------------------------
                                                      1997     1996    1995
                                                          (In thousands)
              Proved reserves
                Oil/Condensate - barrels               702     5,556     5,788
                Natural gas - MCF                   13,676    36,940    30,698

Estimates of Tatham Offshore's and the Partnership's reserves at June 30, 1997 have been made by the independent engineering consulting firms, Ryder Scott Company Petroleum Engineers and Netherland & Sewell Associates, Inc. and the Partnership's reservoir engineers, respectively. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of reserve quantities are based on sound geological and engineering principles but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing and nonproducing fields and technology becomes available.

                                                                      June 30,
                                                          --------------------------------
                                                          1997          1996         1995
                                                                   (In thousands)
         Standardized measure of discounted
           future net cash flows                      $   22,271     $  65,243    $   30,812

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Leviathan Gas Pipeline Company (an indirect subsidiary of DeepTech International Inc.)


In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholder's equity present fairly, in all material respects, the financial position of Leviathan Gas Pipeline Company at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 1, the Company, an indirect subsidiary of DeepTech International Inc., and its affiliates have significant transactions with DeepTech International Inc. and its affiliates. Accordingly, the financial statements of the Company should be read in conjunction with the consolidated financial statements of DeepTech International Inc.



PRICE WATERHOUSE LLP

Houston, Texas
September 19, 1997

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                                 BALANCE SHEET
                       (In thousands, except share data)

                                                                June 30,
                                                           -------------------
                                                             1997       1996
                         ASSETS
Current assets:
   Cash                                                    $    99    $    99
   Accounts receivable from parent                           3,258       --
   Account receivable from Partnership                        --          155
                                                           -------    -------
    Total current assets                                     3,357        254
Equity investment                                             --        3,118
                                                           -------    -------
    Total assets                                           $ 3,357    $ 3,372
                                                           =======    =======


          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable to Partnership                          $   199    $  --
  Payable to parent                                           --          674
                                                           -------    -------
    Total current liabilities                                  199        674
  Deferred tax liability-intercompany                        3,665      1,530
  Accumulated distributions of the Partnership
     in excess of investment
     and accumulated equity earnings                         5,681       --
                                                           -------    -------
    Total liabilities                                        9,545      2,204
                                                           -------    -------

Commitments and contingencies (Note 7)

Stockholder's equity (deficit):
  Common stock, $.10 par value, 1,000 shares authorized,
     issued and outstanding                                      1          1
  Additional paid-in capital                                   101        101
  Accumulated earnings                                      (6,290)     1,066
                                                           -------    -------
                                                            (6,188)     1,168
                                                           -------    -------
    Total liabilities and stockholder's equity (deficit)   $ 3,357    $ 3,372
                                                           =======    =======




    The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                            STATEMENT OF OPERATIONS
                                 (In thousands)

                                                 Year ended June 30,
                                         ----------------------------------
                                             1997        1996        1995
Revenue:
   Equity in earnings of Partnership     $  2,961    $  9,131    $  5,936
                                         --------    --------    --------
Costs and expenses:
   General and administrative expenses       (574)     (1,016)        134
                                         --------    --------    --------

Operating income                            3,535      10,147       5,802
Interest income                              --             1          13
                                         --------    --------    --------
Income before intercompany charge for
   income taxes                             3,535      10,148       5,815
Intercompany charge for income taxes        1,204       3,450       1,977
                                         --------    --------    --------

Net income                               $  2,331    $  6,698    $  3,838
                                         ========    ========    ========



    The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                            STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                  Year ended June 30,
                                                          ----------------------------------
                                                              1997        1996        1995
Cash flows from operating activities:
   Net income                                             $  2,331    $  6,698    $  3,838
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Equity in earnings of Partnership                     (2,961)     (9,131)     (5,936)
      Distributions from Partnership                        11,760       8,317       8,147
      Deferred taxes - intercompany                          2,135       1,715      (2,182)
      Changes in operating working capital:
        Decrease (increase) in accounts receivable from
         Partnership                                           155         (81)        (39)
        Increase in accounts receivable from parent         (3,258)       --          --
        Decrease in accounts payable                          --          --           (45)
        Increase in accounts payable to Partnership            199        --          --
        Decrease in accounts payable to affiliate             --          (198)       --
        (Decrease) increase in payable to parent              (674)        399      (4,074)
                                                          --------    --------    --------
           Net cash provided by (used in) operating
             activities                                      9,687       7,719        (291)
                                                          --------    --------    --------

Cash flows from financing activities:
   Dividends paid on common stock                           (9,687)     (7,707)     (2,009)
                                                          --------    --------    --------
           Net cash used in financing activities            (9,687)     (7,707)     (2,009)
                                                          --------    --------    --------

Net increase (decrease) in cash and cash equivalents          --            12      (2,300)
Cash and cash equivalents at beginning of year                  99          87       2,387
                                                          --------    --------    --------

Cash and cash equivalents at end of year                  $     99    $     99    $     87
                                                          ========    ========    ========

Cash paid for taxes                                       $  2,668    $  1,220    $  8,443



   The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)

                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (In thousands)

                                Number of shares
                                ----------------                      Additional
                                     Common            Common           paid-in        Accumulated
                                      stock             stock           capital     earnings (deficit)      Total
Balance, June 30, 1994                       1      $          1     $       101      $        246      $       348

Dividends on common stock                  --                --               --            (2,009)          (2,009)
Net income for the year ended
    June 30, 1995                          --                --               --             3,838            3,838
                                  ------------      ------------     -----------      ------------     ------------

Balance, June 30, 1995                       1                 1             101             2,075            2,177

Dividends on common stock                  --                --               --            (7,707)          (7,707)
Net income for the year ended
    June 30, 1996                          --                --               --             6,698            6,698
                                  ------------      ------------     -----------      ------------     ------------

Balance, June 30, 1996                       1                 1             101             1,066            1,168

Dividends on common stock                  --                --               --            (9,687)          (9,687)
Net income for the year ended
    June 30, 1997                          --                --               --             2,331            2,331
                                  ------------      ------------     -----------      ------------     ------------

Balance, June 30, 1997                       1      $          1     $       101      $     (6,290)    $     (6,188)
                                  ============      ============     ===========      ============     ============


   The accompanying notes are an integral part of this financial statement.

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION:

Leviathan Gas Pipeline Company ("Leviathan"), a Delaware corporation and wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech International Inc. ("DeepTech"), was formed in 1989 to purchase, operate and expand offshore pipeline systems. The remaining 15% of Leviathan Holdings is principally owned by members of the management of DeepTech. DeepTech also owns and controls several other subsidiaries which are engaged in various oil and gas related activities.

In 1993, Leviathan contributed substantially all of its pipeline operations to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a master limited partnership, in connection with the initial public offering of Preference Units representing limited partner interests in the Partnership. In June 1994, the Partnership completed a public offering of additional Preference Units. The Partnership's assets include interests in (i) nine natural gas pipelines, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility. Leviathan, as general partner, performs all management and operating functions of the Partnership and its subsidiaries.

As of June 30, 1997 and 1996, all the Preference Units were owned by the public, representing a 72.7% effective limited partner interest in the Partnership. Leviathan, through its ownership of all of the Common Units of the Partnership, its 1% general partner interest in the Partnership and its approximate 1% nonmanaging interest in certain subsidiaries of the Partnership, owned a 27.3% effective interest in the Partnership as of June 30, 1997 and 1996.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Management fees

Leviathan treats management fees from the Partnership as a reduction of the related expenses.

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

Leviathan utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

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

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Other

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure". This statement, which establishes standards for disclosing information about an entity's capital structure previously not required by nonpublic entities, is effective for fiscal years beginning after December 15, 1997 and will not affect Leviathan.

NOTE 3 -  EQUITY INVESTMENT:

Leviathan uses the equity method to account for its investment in the Partnership. Cumulative cash distributions of the Partnership exceeded Leviathan's investment and accumulated equity earnings by $5,681,000 at June 30, 1997. Leviathan is reasonably assured that the Partnership's future net income will exceed cash distributions in excess of previously accumulated earnings. Additional income is allocated by the Partnership to Leviathan as a result of the Partnership achieving certain target levels of cash distributions to its unitholders. See discussion of incentive distributions below. Leviathan's investment in the Partnership totaled $3,118,000 at June 30, 1996. The summarized financial information for Leviathan's investment in the Partnership is as follows:

                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                                              June 30,
                                                        -------------------
                                                          1997       1996
Current assets                                          $ 18,621   $ 25,867
Noncurrent assets                                        383,259    399,373
Current liabilities                                       11,260     35,961
Long-term debt                                           217,000    182,412
Other noncurrent liabilities                               9,915     15,242


                     LEVIATHAN GAS PIPELINE PARTNERS, L.P.
                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                             Year ended June 30,
                                    ------------------------------------
                                       1997          1996        1995
Operating revenue                   $ 112,563    $  60,915    $  36,218
Other income                            2,139        1,056        3,158
Operating expenses                    (22,359)     (12,651)     (10,306)
Depreciation                          (48,443)     (15,614)      (6,728)
Impairment, abandonment and other     (21,222)        --           --
Other expenses                        (10,821)        (386)        (414)
                                    ---------    ---------    ---------
Net income                          $  11,857    $  33,320    $  21,928
                                    =========    =========    =========

Equity in earnings                  $   2,961    $   9,131    $   5,936
                                    =========    =========    =========

Distributions                       $  11,760    $   8,317    $   8,147
                                    =========    =========    =========


The Partnership and its subsidiaries distribute 100% of available cash, as defined in the Partnership Agreement, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. These distributions are effectively made 98% to Unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner

                         LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. The following summarizes the Incentive Distributions made by the Partnership to Leviathan:

                                                                                         Incentive
                                                              Distribution Paid        Distribution
                  For the                    Month           Per Preference and            Paid
               Quarter Ended                 Paid                Common Unit           to Leviathan
           --------------------        ----------------      -----------------        -------------
           June 30, 1996               August 1996             $      0.35            $      95,000
           September 30, 1996          November 1996                  0.375                 190,000
           December 31, 1996           February 1997                  0.40                  381,000
           March 31, 1997              May 1997                       0.425                 571,000
           June 30, 1997               August 1997                    0.45                1,168,000


NOTE 4 - STOCKHOLDERS' EQUITY:

During the years ended June 30, 1997, 1996 and 1995, Leviathan paid $9,687,000, $7,707,000 and $2,009,000, respectively, in dividends to its common stockholder. DeepTech, through Leviathan Holdings, owns an effective 85% interest in Leviathan.

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

The intercompany charges for federal income taxes are as follows:

                                                                   Year ended June 30,
                                                   ------------------------------------------------------
                                                        1997                1996                1995
                                                                       (In thousands)
                  U.S. federal:
                    Current                        $        (931)      $        1,735      $        4,159
                    Deferred                               2,135                1,715              (2,182)
                                                   -------------       --------------      --------------
                  Total provision                  $       1,204       $        3,450      $        1,977
                                                   =============       ==============      ==============

Amounts due to/(from) DeepTech for the intercompany charge for federal income taxes are as follows:

                                                               June 30,
                                                   ----------------------------------
                                                       1997                   1996
                                                             (In thousands)
                  Current portion                  $      (3,140)      $          459
                  Deferred portion                         3,665                1,530
                                                   -------------       --------------
                    Total                          $         525       $        1,989
                                                   =============       ==============

During the years ended June 30, 1997, 1996 and 1995, Leviathan paid DeepTech $2,668,000, $1,220,000 and $8,443,000, respectively, pursuant to the tax sharing agreement.

                        LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 6 - RELATED PARTY TRANSACTIONS:

Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement whereby DeepTech provides operational, financial, accounting and administrative services to Leviathan. The management agreement is intended to reimburse DeepTech for the estimated costs of its services provided to Leviathan and the Partnership. During the years ended June 30, 1997, 1996 and 1995, Leviathan charged the Partnership $7,377,000, $6,068,000 and $4,967,000, respectively, for fees payable to DeepTech pursuant to the terms of the management agreement. From July 1, 1994 through October 31, 1995, the management agreement, as amended, provided for a management fee of 40% of DeepTech's unreimbursed overhead. Effective November 1, 1995 and July 1, 1996, the management agreement was amended to reflect the increased management services associated with the Partnership's oil and gas drilling activities and production and facilities expansion projects and provided for a management fee equal to 45.3% and 54%, respectively, of DeepTech's unreimbursed overhead.

In addition, the management agreement also requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the years ended June 30, 1997 and 1996, Leviathan charged the Partnership $554,000 and $964,000, respectively, which is included as an offset to general and administrative expenses, to compensate DeepTech for additional taxable income allocated to Leviathan. The management agreement expires on June 30, 2002, and may thereafter be terminated on 90 days' notice by either party.

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

NOTE 8 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Leviathan's share of the Partnership's costs incurred in oil and gas property development activities, whether capitalized or expensed at the time these costs were incurred, totaled $10,988,000, $12,734,000 and $8,317,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Leviathan's share of the Partnership's net capitalized costs at June 30, 1997 and 1996 totaled $21,786,000 and $20,355,000, respectively. Leviathan's share of the Partnership's results of operations for oil and gas activities totaled $1,280,000, $2,276,000 and $51,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

At June 30, 1997 and 1996, all of Leviathan's oil and gas reserves are owned by the Partnership. Leviathan's interest in proved reserves and standardized measure of discounted future net cash flows as of June 30, 1997 and 1996 is shown net to its effective interest in the Partnership of 27.3%.

                                                                      June 30,
                                                                 --------------------
                                                                 1997          1996
                                                                    (In thousands)
                Proved reserves
                  Oil/Condensate - barrels                           773      1,064
                  Natural gas - MCF                               10,804     14,749

Estimates of the Partnership's reserves at June 30, 1997 have been made by the independent engineering consulting firm, Netherland, Sewell & Associates, Inc. and the Partnership's reservoir engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable

                        LEVIATHAN GAS PIPELINE COMPANY
            (AN INDIRECT SUBSIDIARY OF DEEPTECH INTERNATIONAL INC.)
                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of reserve quantities are based on sound geological and engineering principles but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing and nonproducing fields and technology becomes available.

                                                                         June 30,
                                                             -----------------------------
                                                                 1997          1996
                                                                   (In thousands)
         Standardized measure of discounted
           future net cash flows                             $    21,456      $ 28,947


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

                               INDEX TO EXHIBITS



         Item
         Number        Description
         ------        -----------
         3.1     --    First Amended and Restated Certificate of Incorporation
                       of DeepTech (filed as Exhibit 3(i)(1) to Amendment No. 1
                       to DeepTech's Registration Statement on Form S-1, File
                       No. 33-76999, and incorporated herein by reference).

         3.2     --    First Amended and Restated Bylaws of DeepTech (filed as
                       Exhibit 3(ii)(1) to Amendment No. 1 to DeepTech's
                       Registration Statement on Form S-1, File No. 33-76999,
                       and incorporated herein by reference).

         4.1     --    Warrant Agreement, dated as of February 19, 1993,
                       between DeepTech and DLJ, as Initial Holder (filed as
                       Exhibit 4.1 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-76999, and incorporated herein by
                       reference).

         4.2     --    Conditional Warrant Agreement, dated as of February 19,
                       1993, between DeepTech and DLJ, as Initial Holder
                       (filed as Exhibit 4.2 to DeepTech's Registration
                       Statement on Form S-1, File No. 33-76999, and
                       incorporated herein by reference).

         4.3     --    Warrant Agreement, dated as of December 14, 1993,
                       between DeepTech and DTI (filed as Exhibit 4.3 to
                       DeepTech's Registration Statement on Form S-1, File
                       No. 33-76999, and incorporated herein by reference).

         4.4     --    Conditional Warrant Agreement, dated as of December 14,
                       1993, between DeepTech and DTI (filed as Exhibit 4.4 to
                       DeepTech's Registration Statement on Form S-1, File
                       No. 33-76999, and incorporated herein by reference).

         4.5     --    Common Stock Purchase Warrant, dated December 15, 1992,
                       registered in the name of Citicorp USA, Inc. (filed as Exhibit 4.5 to DeepTech's Registration Statement on Form
                       S-1, File No. 33-76999, and incorporated herein by reference).

         4.6     --    Common Stock Purchase Warrant, dated December 15, 1992,
                       registered in the name of BBU Mezzanine Fund II (filed as Exhibit 4.6 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-76999, and incorporated herein by reference).

         4.7     --    Form of Stock Subscription Warrant entered into by
                       DeepTech and each party set forth in Schedule I attached thereto (filed as Exhibit 4.9 to Amendment No. 1 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         4.8     --    Warrant Agreement dated as of November 8, 1994 between
                       DeepTech and Wilrig AS (filed as Exhibit 4.11 to
                       DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.1    --    First Amended and Restated Management Agreement,
                       effective as of July 1, 1992, between DeepTech and Leviathan (filed as Exhibit 10.1 to DeepTech's Annual
                       Report on Form 10-K for the fiscal year ended June 30, 1994, Commission File Number 0-23934 and incorporated herein by reference).

         10.2    --    First Amendment to the Amended and Restated
                       Management Agreement, dated as of January 1, 1995, between DeepTech and Leviathan (filed as Exhibit 10.76 to DeepTech's Registration Statement on Form S-1, File
                       No. 33-88688, and incorporated herein by reference).

         10.3    --    Amended and Restated Management Agreement,
                       effective as of July 1, 1992, between DeepTech and Tatham Offshore (filed as Exhibit 10.1 to Amendment No.
                       4 to Tatham Offshore's Registration Statement on Form
                       S-1, File No. 33-70120, and incorporated herein by reference).

         10.4    --    First Amendment to the Amended and Restated
                       Management Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit
                       10.71 to DeepTech's Registration Statement on Form S-1,
                       File No. 33-88688, and incorporated herein by reference).

         10.5    --    Amended and Restated Management Agreement,
                       effective as of July 1, 1992, between DeepTech and Offshore Marketing (filed as Exhibit 10.5 to Amendment
                       No. 2 to DeepTech's Registration Statement on Form S-1,
                       File No. 33-73538, and incorporated herein by reference).

         10.6    --    First Amendment to the Amended and Restated
                       Management Agreement, dated as of January 1, 1995, between DeepTech and Offshore Marketing (filed as
                       Exhibit 10.74 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-88688, and incorporated herein by reference).

         10.7    --    Form of Management Agreement dated as of January
                       19, 1995 between DeepTech and DeepFlex Production
                       Services, L.P. (filed as Exhibit 10.13 to DeepTech's
                       Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1995 and incorporated herein by reference).

         10.8    --    Indenture, dated March 21, 1994, between DeepTech
                       and First Interstate Bank of Texas, N.A., as Trustee, relating to the Senior Notes (filed as Exhibit 10.7 to DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.9    --    Stock Pledge Agreement, dated March 21, 1994,
                       between DeepTech and First Interstate Bank of Texas,
                       N.A., as Collateral Agent (filed as Exhibit 10.8 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.10   --    Note Pledge Agreement, dated March 21, 1994,
                       between DeepTech and First Interstate Bank of Texas,
                       N.A. as Collateral Agent (filed as Exhibit 10.9 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.11   --    Amended and Restated Promissory Note, dated March
                       21, 1994, by Deepwater Systems payable to DeepTech
                       (filed as Exhibit 10.10 to DeepTech's Registration
                       Statement on Form S-1, File No. 33- 76999, and incorporated herein by reference).

         10.12   --    Subordinated Convertible Note Purchase Agreement,
                       dated February 14, 1994, between Tatham Offshore and
                       DeepTech (filed as Exhibit 10.63 to Amendment No. 2 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-73538, and incorporated herein by reference).

         10.13   --    Employee Stock Option Plan of DeepTech (filed as Exhibit
                       10.12 to DeepTech's Registration Statement on Form S-1,
                       File No. 33-73538, and incorporated herein by reference).

         10.14   --    Employment Agreement, dated December 1, 1992, between
                       DeepTech and Grant E. Sims, together with amendment thereto dated December 30, 1993 (filed as Exhibit 10.13 to DeepTech's Registration Statement on Form S-1, File
                       No. 33-73538, and incorporated herein by reference).

         10.15   --    Letter agreement, dated December 11, 1991, among Conrad
                       P. Albert, Thomas P. Tatham and DeepTech (filed as
                       Exhibit 10.14 to DeepTech's Registration Statement on
                       Form S-1, File No. 33-73538, and incorporated herein by reference).

         10.16   --    Letter agreement, dated February 21, 1994, among Steven
                       L. Gerard, Thomas P. Tatham and DeepTech (filed as
                       Exhibit 10.15 to Amendment No. 2 to DeepTech's
                       Registration Statement on Form S-1, File No. 33-73538, and incorporated herein by reference).

         10.17   --    Registration Rights Agreement dated March 21, 1994,
                       between Tatham Offshore and First Interstate Bank of
                       Texas, N.A., as Trustee (filed as Exhibit 10.17 to
                       DeepTech's Registration Statement on Form S-1, File No.
                       33-76999, and incorporated herein by reference).

         10.18   --    Form of Indemnification Agreement, dated as of January
                       1, 1994, entered into between DeepTech and each director of DeepTech (filed as Exhibit 10.18 to DeepTech's
                       Registration Statement on Form S- 1, File No. 33-76999, and incorporated herein by reference).

         10.19   --    Letter Agreement dated March 22, 1995 between Tatham
                       Offshore and Ewing Bank Gathering Company, L.L.C.
                       amending the Gathering Agreement dated July 1, 1992
                       (filed as Exhibit 10.44 to DeepTech's Annual Report on
                       Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.20   --    Gas Purchase Agreement, dated July 26, 1993, between
                       Offshore Marketing and Tatham Offshore (filed as Exhibit
                       10.17 to Tatham Offshore's Registration Statement on
                       Form S-1, File No. 33-70120, and incorporated herein by reference).

         10.21   --    Condensate Purchase Agreement, dated July 26, 1993,
                       between Offshore Marketing and Tatham Offshore (filed as
                       Exhibit 10.18 to Tatham Offshore's Registration
                       Statement on Form S-1, File No. 33- 70120, and incorporated herein by reference).

         10.22   --    Farmout Agreement, dated October 1, 1994, between Tatham
                       Offshore, F-W Oil Interests, Inc., O.P.I.
                       International, Inc., and J. Ray McDermott Properties,
                       Inc. (filed as Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.23   --    Unit Agreement for Outer Continental Shelf Exploration,
                       Development and Production Operations for the Ewing Bank
                       Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area,
                       Offshore Louisiana, dated May 13, 1988, by and among
                       Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal
                       Limited Partnership I-1981 (filed as Exhibit 10.22 to
                       Tatham Offshore's Registration Statement on Form S-1,
                       File No. 33-70120, and incorporated herein by reference).

         10.24   --    Unit Agreement for Outer Continental Shelf Exploration,
                       Development and Production Operations for the Viosca
                       Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca
                       Knoll Area Offshore Louisiana, dated July 7, 1993, by and among Tatham Offshore, Petrofina Delaware,
                       Incorporated and Fina Oil and Chemical Company (filed as
                       Exhibit 10.23 to Tatham Offshore's Registration
                       Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

         10.25   --    Agreement for Purchase and Sale by and between Tatham
                       Offshore, Inc., as Seller, and Flextrend Development
                       Company, L.L.C., as Buyer, dated June 30, 1995 (filed as
                       Exhibit 6(a) to the Leviathan Gas Pipeline Partners,
                       L.P. Quarterly Report on Form 10-Q for the quarter ended
                       June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

         10.26   --    DeepTech International Inc. Employee Equity Incentive
                       Plan (filed as Exhibit 10.90 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.27   --    Production Payment Agreement dated as of September 19,
                       1995 by Tatham Offshore in favor of F-W Oil Interests,
                       Inc. (filed as Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference).

         10.28   --    Production Payment Agreement dated as of September 19,
                       1995 by Tatham Offshore in favor of J. Ray McDermott
                       Properties, Inc. (filed as Exhibit 10.92 to DeepTech's
                       Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1995 and incorporated herein by reference).

         10.29   --    Master Agreement, dated as of November 29, 1995, by and
                       among Highwood Partners, L.P., DeepTech International
                       Inc., DeepFlex Production Services, Inc., FPS III, Inc.
                       and Deepwater Drillers, L.L.C. (filed as Exhibit 10.1 to
                       DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

         10.30   --    Limited Liability Company Agreement of Deepwater
                       Drillers, L.L.C. (filed as Exhibit 10.2 to DeepTech's
                       Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

         10.31   --    Credit Agreement, dated as of February 16, 1996, among
                       DeepFlex Production Services, Inc., Citicorp USA, Inc., as administrative agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.3 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

         10.32   --    First Amended and Restated Drilling Make-Ready Agreement
                       dated November 29, 1996 between RIGCO North America,
                       L.L.C. and Schlumberger Technology Corporation (Sedco
                       Forex Division) (filed as Exhibit 10.1 to the DeepTech's
                       Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

         10.33   --    Note Purchase and Exchange Agreement dated January 17,
                       1997 between DeepTech International Inc.  and BT
                       Securities Corporation (filed as Exhibit 10.2 to the
                       DeepTech's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

         10.34   --    Credit Agreement dated September 30, 1996 among RIGCO
                       North America, L.L.C., Lehman Commercial Paper, Inc., as advisor, syndication agent, arranger, collateral and documentation agent and administrative agent, and the banks and other financial institutions from time to time party thereto (filed as Exhibit 10.3 to the DeepTech's
                       Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

         10.35*  --    Fourth Amendment to First Amended and Restated
                       Management Agreement Between DeepTech International Inc.
                       and Leviathan Gas Pipeline Company dated as of May 1,
                       1997.

         10.36*  --    Fourth Amendment to First Amended and Restated
                       Management Agreement Between DeepTech International Inc.
                       and Tatham Offshore, Inc. dated as of May 1, 1997.

         10.37*  --    Fourth Amendment to First Amended and Restated
                       Management Agreement Between DeepTech International Inc.
                       and Offshore Gas Marketing, Inc. dated as of May 1,
                       1997.

         10.38*  --    Fourth Amendment to Management Agreement Between
                       DeepTech International Inc. and DeepFlex Production
                       Services, Inc. dated as of May 1, 1997.

         10.39*  --    First Amendment to Management Agreement Between DeepFlex
                       Production Services, Inc. and RIGCO North America,
                       L.L.C. dated as of May 1, 1997.

         10.40*  --    Second Amendment dated as of April 23, 1997 to the
                       Credit Agreement among RIGCO North America, L.L.C.,
                       Lehman Commercial Paper, Inc., as Advisor, Syndication
                       Agent and Arranger, Hibernia National Bank, as
                       Collateral and Documentation Agent and BHF- Bank
                       Aktiengesellschaft, as Administrative Agent.

         21.1*   --    List of subsidiaries of DeepTech International Inc.

         23.1*   --    Consent of Independent Accountants, Price Waterhouse
                       LLP.

         23.2*   --    Consent of Ryder Scott Company Petroleum Engineers,
                       Independent Petroleum Engineers.

         23.3*   --    Consent of Netherland, Sewell & Associates, Inc.
                       Independent Petroleum Engineers.

         24.1    --    Power of Attorney (included on the signatures hereof).

         27*     --    Financial Data Schedule.

         99.1    --    Audited Financial Statements and Supplementary
                       Information of Leviathan Gas Pipeline Partners, L.P. for the fiscal year ended December 31, 1996 (as filed on March 26, 1997 under Commission File No. 1-11680 and incorporated herein by reference).

         99.2    --    Audited Financial Statements and Supplementary
                       Information of Tatham Offshore, Inc. for fiscal year ended June 30, 1997 (as filed on September 26, 1997 under Commission File No. 0-22892 and incorporated herein by reference).

         *   Filed herewith.