Form 10-K405/A
period 1997-06-30
DEEPTECH INTERNATIONAL INC
filed 1997-10-28
CIK 890647

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----


         As of September 2, 1997, there were outstanding 19,927,228 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $82.8 million.




===============================================================================

                          DEEPTECH INTERNATIONAL INC.
  FIRST AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1997

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

PART III

     Item 10.     Directors and Executive Officers of the Registrant......................................47
     Item 11.     Executive Compensation..................................................................47
     Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................47
     Item 13.     Certain Relationships and Related Transactions..........................................47

PART IV
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................64

         The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this First Amendment to the Annual Report on Form 10-K ("Annual Report"). Unless the context otherwise requires, references in this Annual Report to "DeepTech" shall mean DeepTech International Inc., a Delaware corporation, and references to the "Company" or its operations shall mean DeepTech and its consolidated subsidiaries, including Leviathan Gas Pipeline Company, a Delaware corporation, (indirectly 85%-owned) ("Leviathan"), DeepFlex Production Services, Inc., a Delaware corporation, (100%-owned) ("DeepFlex Services"), Offshore Gas Marketing, Inc., a Texas corporation, (80%-owned) ("Offshore Marketing") and Offshore Gas Processors, Inc., a Texas corporation, (85%-owned) ("Offshore Processors") (each an "Operating Subsidiary," collectively, the "Operating Subsidiaries"), and their respective consolidated subsidiaries and operations and Tatham Offshore, Inc. and its consolidated subsidiaries and operations. Leviathan is the general partner of Leviathan Gas Pipeline Partners, L.P., a Delaware limited partnership (together with its consolidated subsidiaries, the "Partnership"), in which DeepTech owns an indirect 23.2% effective interest. Tatham Offshore, Inc., a Delaware Corporation, (including its consolidated subsidiaries, "Tatham Offshore"), a
36.6 % owned affiliate of DeepTech, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") and in the development of offshore pipeline infrastructure offshore eastern Canada. For a description of certain terms used herein relating to the oil and gas industry, see Items 1 & 2. "Business and Properties -- Certain Definitions."


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

   The Partnership conducts a significant portion of its business activities through operating joint ventures (the "Equity Investees"), organized as general partnerships or limited liability companies, with other major oil and gas companies. The Equity Investees include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS") and Viosca Knoll Gathering Company ("Viosca Knoll"), which are partnerships, and Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore"), Nautilus Pipeline Company, L.L.C. ("Nautilus") and West Cameron Dehydration Company, L.L.C. ("West Cameron Dehy"), which are limited liability companies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEMS 10, 11, 12 AND 13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                          EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



   The following table sets forth certain information as of September 2, 1997 regarding the executive officers and directors of DeepTech and the principal executive officers of certain of its subsidiaries. Each executive officer of DeepTech named in the following table has been elected to serve until his or her successor is duly appointed or elected or until his or her earlier removal or resignation from office. Directors are elected annually by the stockholders of DeepTech and hold office until their successors are elected and qualified.



   There is no family relationship among any of the executive officers or directors of DeepTech, and no arrangement or understanding exists between any executive officer or director of DeepTech and any other person pursuant to which he or she was or is to be selected as an officer or director.



    NAME                                  AGE          POSITION(S)
   Thomas P. Tatham . . . . . . . . . .   51           Chairman of the Board, Chief Executive Officer and
                                                          a Director of DeepTech
   Charles M. Darling, IV . . . . . . .   49           Director, President and General Counsel of DeepTech
   Donald V. Weir . . . . . . . . . . .   56           Director and Chief Financial Officer of DeepTech
   Janet E. Sikes . . . . . . . . . . .   43           Director, Treasurer and Secretary of DeepTech
   Grant E. Sims  . . . . . . . . . . .   42           Director and Senior Vice President of DeepTech and
                                                          Chief Executive Officer of Leviathan
   Edward L. Moses, Jr. . . . . . . . .   61           Senior Vice President -- Engineering and Production of
                                                          DeepTech
   Dennis A. Kunetka  . . . . . . . . .   48           Senior Vice President -- Corporate Finance and Investor
                                                          Relations of DeepTech
   Conrad P. Albert . . . . . . . . . .   51           Director
   Laney Chouest  . . . . . . . . . . .   43           Director
   Ralph Eads . . . . . . . . . . . . .   38           Director
   Robert E. Fox  . . . . . . . . . . .   68           Director
   Steven L. Gerard . . . . . . . . . .   52           Director
   Michael H. Lam . . . . . . . . . . .   51           Director
   Ben T. Morris  . . . . . . . . . . .   51           Director
   Nancy K. Quinn . . . . . . . . . . .   44           Director


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

        Conrad P. Albert has served as a Director of DeepTech since February 1992. Since December 1991, he has pursued personal investments. From
1969 to 1991, Mr. Albert served in various positions with Manufacturers
Hanover Trust Company, most recently serving as Executive Vice President in charge of worldwide energy lending and corporate finance. Mr. Albert is also a Director of Anadarko Petroleum Corporation. Mr. Albert holds a B.A. from the University of North Carolina at Chapel Hill.

        Laney Chouest has served as a Director of DeepTech since October 1995. Dr. Chouest is the Senior Vice President and one of the owners of Edison Chouest Offshore and associated companies. Edison Chouest Offshore is a fourteen hundred employee, family-owned business which builds and operates specialized offshore vessels. Edison Chouest Offshore conducts operations worldwide and is headquartered in Galliano, Louisiana. Dr. Chouest holds a doctorate in medicine from Louisiana State University Medical School and conducted a private medical practice from 1979 until joining the family business in 1983. He currently serves as a Director of the Offshore Marine Service Association, a group which he has previously served as Chairman. Dr. Chouest is also a member of the United States Coast Guard's National Offshore Safety Advisory Committee and is a former Director of the National Ocean Industry Association. Dr. Chouest is a Director of Kaman Corporation.

        Ralph Eads is a Managing Director and Co-Head of the Energy Investment Banking Group at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). Prior to joining DLJ in 1996, Mr. Eads was a Managing Director and Head of Equity Capital Markets at S.G. Warburg & Co., an investment banking firm, from 1993 to 1996. Prior thereto, Mr. Eads was a Vice-President of Lehman Brothers, Inc. Mr. Eads is a graduate of Duke University.

        Robert E. Fox has served as a Director of DeepTech since October
1995. Mr. Fox is President of TERM Energy Corporation, a family corporation based in Harrisville, West Virginia which operates oil and gas wells. Mr. Fox also serves as consultant to various companies in the oil and gas industry. Mr. Fox is a Director of Century Offshore Management Corporation, Lexington, Kentucky. Mr. Fox was Chairman of Richmond Oil and Gas PLC, a London Stock Exchange listed oil and gas company, from October 1990 to December 1993. Mr. Fox served as Managing Director and Chief Executive Officer
of Oil Exploration (Holdings) Ltd. from 1974 to 1979.   He served on the Board
of Directors of LASMO Energy PLC from 1979 to 1989. He also served as Managing Director and Chief Executive Officer in the Netherlands for Placid Oil Company from 1964 to 1973. Mr. Fox holds a B.S. degree in geology from Marshall University, a M.S. in geology from University of Illinois and an honorary doctorate in science degree from Heriot Watt University, Edinburgh, Scotland. He is a Registered Petroleum Engineer, a Trustee and Life Member of the American Association of Petroleum Geologists, a Fellow of the Geological Society of America and a Member of the Society of Petroleum Engineers.

        Steven L. Gerard has served as a Director of DeepTech since August 1992. Since September 1992, Mr. Gerard has served as Chairman of the Board of Directors and Chief Executive Officer of Triangle Wire & Cable, Inc. From April 1992 to May 1992, he served as Chief Executive Officer of Mountleigh Group, plc, a London based property management company ("Mountleigh"), during its restructuring. Mountleigh was placed in receivership under United Kingdom law on May 25, 1992. From July 1990 until April 1992, Mr. Gerard was a Senior Managing Director of Citibank, N.A. ("Citibank") responsible for credit, portfolio and risk management for Citibank's corporate and investment banking activities in the United States, Japan, Europe and Australia. From August 1987 to July 1990, he was Division Executive for the National Corporate Finance Division of Citibank. Prior thereto, Mr. Gerard was the Senior Corporate Workout Officer in the Institutional Recovery Management Division of Citibank. Mr. Gerard is also a Director of Banner Aerospace, Inc. and U.S. Home Corporation.

        Michael H. Lam served as an Advisory Director of DeepTech from March 1995 until October 1995 and as a Director of DeepTech since October 1995. Mr. Lam is President of Marine Construction Services, J. Ray McDermott, S.A. and is a Director of J. Ray McDermott, S.A. and was Vice Chairman and Chief Operating Officer of Offshore Pipelines, Inc. ("OPI") until its merger with J. Ray McDermott, S.A. in February 1995. Mr. Lam joined OPI in 1990 and served as Executive Vice President of worldwide operations until 1992, when he became Vice Chairman and Chief Operating Officer. Mr. Lam has 23 years of experience in the offshore oil and gas industry and holds a B.S. degree in civil engineering from Texas A&M University.

        Ben T. Morris served as a Director of DeepTech from 1989 until September 30, 1997. Mr. Morris is President, Chief Executive Officer and a Director in the investment banking firm of Sanders Morris Mundy Inc. ("SMM") and has been employed by the firm since 1987. Mr. Morris is a Director of C entrax, Inc., Fresh America Corporation, Intersport Limited, Hydra Fluids, Inc., L-D Communications, Inc. and USA Company, Inc. Mr. Morris served as Chief Operating Officer of Tatham Corporation from 1980 until 1984. Prior thereto, he worked for Mid American Oil Company from 1973 until 1980, serving as President in 1979 and 1980. Mr. Morris has a B.B.A. from the University of North Texas and is a certified public accountant.

        Nancy K. Quinn has served as a Director of DeepTech since October 1995. Ms. Quinn has served as a Director of the Beacon Group Capital Services, L.L.C. since August 1996. Ms. Quinn was a Managing Director and co-head of the Energy and Natural Resources Group at PaineWebber
Incorporated from December 1994 through November 1995. Ms. Quinn was employed by Kidder, Peabody & Co. Incorporated from 1982 until December 1994, serving as a Managing Director and co-head of the Natural Resources Group from 1990 through 1994. Ms. Quinn holds a B.F.A. degree from Louisiana State University and an M.B.A. degree from the University of Arkansas.

DIRECTORS' MEETINGS AND COMMITTEES OF THE BOARD

        Board Meetings. The Board of Directors held four meetings during the fiscal year ended June 30, 1997. During the fiscal year ended June 30, 1997, each director attended at least 75% of the total number of meetings of the Board of Directors and the committees on which each such director served except for Mr. Lam. Mr. Lam attended 25% of the meetings of the Board of Directors.

        Committees of the Board of Directors. DeepTech had the following committees of the Board of Directors during the fiscal year ended June 30,1997:

        Compensation Committee. The Compensation Committee of the Board of Directors, which is comprised of Messrs. Gerard (Chairman), Albert and Ben T. Morris, met three times during the fiscal year ended June 30, 1997. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation to be paid to the executive officers of DeepTech.

        Executive Committee.  The Executive Committee did not meet during the
fiscal year ended June 30, 1997.   The  Executive Committee may exercise
all of the power of the Board of Directors, except where restricted by DeepTech's By-laws or by applicable law. Approval of any matter before the Executive Committee is subject to approval by an outside Director. The Executive Committee is currently comprised of Messrs. Tatham (Chairman), Weir and Sims.

        Conflicts and Audit Committee. The Conflicts and Audit Committee provides two primary services. First, it advises the Board of Directors in matters regarding the system of internal controls and the annual independent audit, and reviews policies and practices of DeepTech, including changes in accounting practices and significant estimates made by management affecting the financial statements. Second, the Conflicts and Audit Committee, at the request of the Board of Directors, reviews specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such potential conflict proposed by the Board of Directors is fair and reasonable to DeepTech. The Conflicts and Audit Committee also reviews other matters that it deems appropriate. Any such matters approved by a majority vote of the Conflicts and Audit Committee will be deemed conclusively to be fair and reasonable to DeepTech. The Conflicts and Audit Committee, which through September 30, 1997 was comprised of Messrs. Morris (Chairman), Gerard and Albert, met one time during the fiscal year ended June 30, 1997.

COMPENSATION OF DIRECTORS

        Directors of DeepTech are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and from, and attendance at, meetings of the Board of Directors or committees thereof. Directors of DeepTech who are not officers or affiliates of DeepTech are paid an annual fee of $30,000 plus $2,000 per meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Ralph Eads, is a Managing Director of DLJ and an officer of certain of DLJ's affiliates that have made loans to DeepTech and certain of its affiliates. DLJ and certain of its affiliates have provided investment banking and related services to DeepTech, Leviathan, Tatham Offshore and the Partnership in the past for which they have received customary compensation. DLJ and its affiliates also own interests in DeepTech and overriding royalty interests in certain other oil and gas leases held by Tatham Offshore. See "-- Voting Securities and Principal Stockholders."

        Mr. Morris is an officer and shareholder of SMM. During the past several years, SMM has provided investment banking services to DeepTech and its affiliates, including acting as an underwriter in connection with Tatham Offshore's initial public offering of its common stock and a public offering by the Partnership of its preference units, for which it has received customary compensation. In addition, Mr. Morris receives quarterly cash dividends from Leviathan Holdings Company ("Leviathan Holdings") common stock held by him. Leviathan Holdings, an 85%-owned subsidiary of DeepTech, owns 100% of Leviathan.

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation earned by DeepTech's Chief Executive Officer and each of its four other most highly compensated executive officers for the fiscal year ended June 30, 1997 (collectively, the "Named Officers") in salary and bonus for services rendered in all capacities to DeepTech and its subsidiaries for the fiscal years ended June 30, 1997, 1996 and 1995:




                                             ANNUAL COMPENSATION                                    LONG-TERM
                          -------------------------------------------------------------------      COMPENSATION
                                                             MARKET VALUE      OTHER ANNUAL          AWARDS          ALL OTHER
NAME/PRINCIPAL            FISCAL    SALARY        BONUS        OF STOCK       COMPENSATION(1)        OPTIONS       COMPENSATION
POSITION                   YEAR      ($)           ($)        ISSUED(2)           ($)                 (#)              ($)
Thomas P. Tatham.........  1997  $1,000,000           --            --      $1,400,000(3)                --            --
Chief Executive Officer    1996          --(4)        --(4) $3,331,750(4)      $39,178(5)           300,000(6)(9)      --
DeepTech                   1995    $600,000           --(7)   $600,000(7)     $107,714(8)           100,000(9)         --

James H. Lytal...........  1997    $200,000     $113,166            --              --              175,000(10)        --
President                  1996    $120,000(11)       --       $66,100(11)          --               90,000(12)        --
Leviathan                  1995    $125,301      $32,067(13)        --              --               50,000(14)        --

John H. Gray.............  1997    $225,000           --            --              --              125,000(12)        --
Chief Operating Officer    1996    $175,000           --            --              --              190,000(15)        --
Leviathan                  1995    $165,700           --            --              --                   --            --

Grant E. Sims............  1997    $350,000     $239,499            --              --              125,000(12)        --
Chief Executive Officer    1996    $315,000           --            --              --              190,000(15)        --
Leviathan                  1995    $193,750      $54,547(16)        --         $25,722(17)          350,000(18)        --

Donald V. Weir...........  1997    $250,000           --            --              --                   --            --
Chief Financial Officer    1996    $200,000           --            --              --              125,000(9)         --
DeepTech                   1995    $179,162           --            --         $86,899(19)           50,000(9)         --

--------------

      (1) Other Annual Compensation excludes the aggregate value of perquisites when such value is less than the lesser of $50,000 or 10% of total annual Salary and Bonus for each Named Officer.

      (2) Consists of the aggregate market value of Common Stock and Tatham Offshore common stock issued as a result of the exercise of options granted pursuant to the Deferred Compensation Arrangement (as defined herein) for salary and bonuses. The aggregate market value is calculated based on the last reported sales prices of the common stock on the dates of exercise of the options.

      (3) Effective July 1, 1996, the Compensation Committee of DeepTech's Board of Directors established a compensation plan for Mr. Tatham for the years ended June 30, 1997 and 1998. Under this compensation plan, Mr. Tatham is to receive a base salary of $1,000,000 per annum plus $1,400,000 per annum to be credited against incentive bonuses as they are earned. The base salary and bonus are payable at the rate of $200,000 per month. The Compensation Committee detailed certain performance goals for the Company and Mr. Tatham which would allow him to earn the incentive bonus payments over the two year period. The performance goals are structured to reward Mr. Tatham for enhancing shareholder value through increased earnings per share and the financing of key projects.
      (4) Mr. Tatham's salary and bonus for the year ended June 30, 1996 was settled through the issuance of options pursuant to DeepTech's Deferred Compensation Arrangement. Under the Deferred Compensation Arrangement, for each $1 of salary deferred, Mr. Tatham was entitled to apply $3 in the exercise of options to acquire Common Stock or Tatham Offshore common stock under DeepTech's Amended Equity Incentive Plan or Tatham Offshore's Equity Incentive Plan, respectively. Through June 30, 1996, Mr. Tatham had exercised options to acquire 600,125 shares of Common Stock in full settlement of his salary for the fiscal year ended June 30, 1996. In addition, Mr. Tatham was awarded a bonus during the year ended June 30, 1996 related to the sale of the FPS Eddie Delahoussaye. This bonus was settled pursuant to the Deferred Compensation Arrangement in September 1995 when Mr. Tatham exercised options to purchase 150,000 shares of Common Stock. The aggregate market value of the 750,125 shares of Common Stock issued, calculated based on the last reported sales price on the dates of exercise, was $3,331,750. See "-- Option Exercises and Year-End Value Table."
      (5)  Represents dues for club memberships.
      (6) Excludes options to acquire 1,666,666 shares of Common Stock that were granted by DeepTech to Mr. Tatham during the fiscal year ended June 30, 1996 related to matters other than for executive compensation.
      (7)  Mr. Tatham's bonus was earned during the year ended June 30, 1995 but was deferred under the Deferred Compensation Arrangement with DeepTech. In August 1995, Mr. Tatham exercised options to purchase 150,000 shares of Common Stock in settlement of this bonus obligation. The market value of the 150,000 shares of Common Stock issued, calculated based on the last reported sales price on the date of exercise, was $600,000. See "-- Option Exercises and Year-End Value Table."
      (8) Includes $85,400 to pay the initial membership fees at two country clubs.
      (9)  Options granted pursuant to the Amended Equity Incentive Plan.
      (10) Includes 125,000 stock appreciation rights ("SARs") granted pursuant to the Partnership's Unit Appreciation Rights Plan and 50,000 shares of restricted Common Stock.
      (11) A portion of Mr. Lytal's salary for the year ended June 30, 1996 was settled through the issuance of options pursuant to DeepTech's Deferred Compensation Arrangement. Under the Deferred Compensation Arrangement, for each $1 of bonus deferred, Mr. Lytal was entitled to apply $1.50 in the exercise of options to acquire Common Stock under DeepTech's Amended Equity Incentive Plan or $2.00 in the exercise of options to acquire Tatham Offshore common stock under Tatham Offshore's Equity Incentive Plan. Through June 30, 1996, Mr. Lytal had exercised options to acquire 10,000 shares of Common Stock and 21,979 shares of Tatham Offshore common stock in full settlement of the portion of salary deferred. The aggregate market value of the 10,000 shares of Common Stock and the 21,979 shares of Tatham Offshore common stock issued, calculated based on the last reported sales prices on the dates of exercise, was $66,100.
      (12) SARs granted pursuant to the Partnership's Unit Appreciation Rights Plan.
      (13) Includes $22,067 of bonus payable pursuant to Mr. Lytal's employment agreement. See "-- Employment Agreements."
      (14) Options were issued pursuant to Mr. Lytal's employment agreement.
           See "-- Employment Agreements" and "-- Ten Year Options Repricings."
      (15) Includes 100,000 options granted pursuant to the Amended Equity Incentive Plan and 90,000 SARs granted pursuant to the Partnership's Unit Appreciation Rights Plan.
      (16) Bonuses payable pursuant to Mr. Sims' employment agreement. See "-- Employment Agreements."
      (17) Includes $20,400 to pay the initial membership fee at a country club.
      (18) Includes options to purchase 50,000 shares of Common Stock granted pursuant to the Amended Equity Incentive Plan which were canceled during the fiscal year ended June 30, 1996 in connection with the grant of 100,000 options pursuant to the Amended Equity Incentive Plan and options to purchase 300,000 shares of Common Stock issued in connection with Mr. Sims' continued employment. See "-- Employment Agreements."
      (19) Includes $8,136 related to the use of an automobile provided by DeepTech and $74,025 to pay the initial membership fees at two country clubs.

OPTION GRANTS

           The following table sets forth certain information with respect to option grants made to the Named Officers under the Amended Equity Incentive Plan and otherwise during the fiscal year ended June 30, 1997:



                              PERCENT OF
                                TOTAL
                 NUMBER OF     OPTIONS
                 SHARES OF     GRANTED
               COMMON STOCK      TO         EXERCISE                     POTENTIAL REALIZABLE VALUE AT
                UNDERLYING    EMPLOYEES       OR                             ASSUMED ANNUAL RATES OF
                  OPTIONS     IN FISCAL    BASE PRICE      EXPIRATION      STOCK PRICE APPRECIATION FOR
      NAME        GRANTED       YEAR        ($/SH)            DATE                 OPTION TERM
                                                                                 5%($)        10%($)
James H. Lytal   250,000        33.3%        $5.75         3/19/2007          $1,021,000    $2,664,000
                 125,000(1)     15.6%       $21.50         2/17/2003          $1,094,000    $2,312,000

Grant E. Sims    125,000(1)     15.6%       $21.50         2/17/2003          $1,094,000    $2,312,000

John  H. Gray    125,000(1)     15.6%       $21.50         2/17/2003          $1,094,000    $2,312,000

-----------
(1)  Issued under the Partnership's Unit Rights Appreciation Plan.

OPTION EXERCISES AND YEAR-END VALUE TABLE


           The following table sets forth certain information regarding the outstanding options and warrants to purchase Common Stock held by the Named Officers at June 30, 1997:



                                                             NUMBER OF                   VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                       SHARES ACQUIRED   VALUE           FISCAL YEAR-END (#)                FISCAL YEAR-END
       NAME            ON EXERCISE(#)  REALIZED($)    EXERCISABLE/UNEXERCISABLE(3)      EXERCISABLE/UNEXERCISABLE


 Thomas P. Tatham.....  722,917(1)         --(2)     2,568,749(4)     /       --         $5,603,121(4)   /  $     --

 James H. Lytal.......      --             --           12,500        /  287,500             $50,000     /  $712,500

 John H. Gray.........      --             --           75,000        /   75,000            $100,000     /  $300,000

 Grant E. Sims........      --             --          300,000        /   75,000            $943,750     /  $300,000

 Donald V. Weir.......      --             --           81,250        /   93,750            $125,000     /  $375,000


-----------

      (1) Options exercised to purchase Common Stock were acquired by Mr. Tatham related to matters other than executive compensation and unrelated to the operations of DeepTech.

      (2) On May 21, 1997, Mr. Tatham exercised 447,917 warrants to purchase a like amount of shares of Common Stock at $4.50 per share. In addition, Mr. Tatham exercised 275,000 warrants to purchase a like amount of shares of Common Stock at $10.00 per share. On May 21, 1997, the Common Stock closed at $6.44 per share on The Nasdaq National Market.

      (3) All unexercisable options in this column relate to options which were issued pursuant to DeepTech's Amended Equity Incentive Plan.
      (4) Excludes options to acquire 125,000 shares of Common Stock at $4.50 per share purchased by Mr. Tatham in August 1996.

REPORT FROM THE COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

        The duty of members of the Compensation Committee is to administer the executive compensation program for DeepTech. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of DeepTech and evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation.

        The goals of the Compensation Committee in establishing DeepTech's executive compensation program are as follows:

        (1) To fairly compensate the executive officers of DeepTech and its subsidiaries for their contributions to DeepTech's short-term and long-term performance. The elements of DeepTech's executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives.

        (2) To allow DeepTech to attract, motivate and retain the management personnel necessary to DeepTech's success by providing an executive compensation program comparable to that offered by companies with which DeepTech competes for such management personnel.

        The elements of the executive compensation program described above are implemented and periodically reviewed and adjusted by the Compensation Committee. The annual base salaries of the Chief Executive Officer of DeepTech and the other executive officers are determined based on individual performance, experience and comparison with salaries paid by DeepTech's industry peers and other companies in similar industries with comparable revenue while linking the payment of compensation to DeepTech's achievement of certain financial goals.
In developing salary recommendations, the Compensation Committee reviewed salaries of similar positions in similarly sized companies which engage in DeepTech's business. The Compensation Committee confirmed that the overall compensation packages over the last several years, including the executive officers' equity ownership in DeepTech and/or its subsidiaries, were consistent with the Compensation Committee's stated objective.

TEN YEAR OPTION REPRICINGS

        The following table sets forth certain information with respect to stock options canceled and new options granted at the new exercise price during the last ten years to Named Officers of DeepTech.


                           NUMBER OF                                                       LENGTH OF
                            OPTIONS     MARKET PRICE OF  EXERCISE PRICE                 ORIGINAL OPTION
                           REPRICED    STOCK AT TIME OF   AT TIME OF                    TERM REMAINING
                          OR AMENDED     REPRICING OR     REPRICING OR  NEW EXERCISE    AT REPRICING OF
     NAME          DATE        (#)        AMENDMENT        AMENDMENT      PRICE           AMENDMENT
James H. Lytal    11/14/95   50,000         $4.00            $10.50        $4.00         105 months

Donald V. Weir    11/14/95   75,000         $4.00            $13.50        $4.00         102 months




        In October 1995, the Compensation Committee of the Board of Directors authorized the exchange and repricing of certain outstanding stock options (the "Old Options") held by employees of DeepTech whereby these employees could voluntarily surrender certain existing stock options and receive new stock options (the "New Options") on the terms described below. The Board of Directors noted that the overall purpose of DeepTech's Amended Equity Incentive Plan is to attract and retain the services of DeepTech's employees and to provide incentives to such person to exert maximum efforts for DeepTech's success. The Board of Directors concluded that the decline in the market value of Common Stock had frustrated these purposes and diminished the value of DeepTech's stock option program as an element of DeepTech's compensation arrangements. Accordingly, the Board of Directors adopted a repricing program. At the time of the repricing, the exercise price of the Old Options ranged from $10.50 to $13.50 per share. The exercise price of all New Options is $4.00 per share. In connection with the repricing, Mr. Lytal exchanged an aggregate of 50,000 shares subject to Old

Options for 50,000 shares of New Options. In connection with the repricing, Mr. Weir exchanged an aggregate of 75,000 shares subject to Old Options for 75,000 shares subject to New Options. Mr. Weir also received options to purchase an additional 50,000 shares at $4.00 per share at the time of the repricing.

                                    COMPENSATION COMMITTEE

                                    Steven L. Gerard (Chairman)
                                    Conrad P. Albert


EQUITY INCENTIVE PLAN

        General. In 1993, the Board of Directors adopted, and the stockholders of DeepTech approved, the 1993 Employee Stock Option Plan. The 1993 Employee Stock Option Plan was amended and restated in 1995 and renamed the Amended Equity Incentive Plan (as so amended and restated, the "Plan"). The amendment and restatement of the Plan was effected to provide DeepTech with additional flexibility in making a variety of awards pursuant to the Plan including stock options, restricted stock, and stock value equivalent awards. In addition, during DeepTech's fiscal year ending June 30, 1996, DeepTech issued stock options under the Plan to certain employees of DeepTech who agreed to defer certain cash salary and bonus otherwise due.

        Summary of Plan. Under the Plan, DeepTech may grant to employees, consultants or agents of DeepTech or any of its subsidiaries one or more options (each, a "Stock Option") to purchase shares of Common Stock as hereinafter set forth. Stock Options granted under the Plan may be either incentive stock options ("Incentive Stock Options") within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"). Pursuant to the Plan, DeepTech may grant awards of Common Stock subject to restrictions on sale or other disposition of such shares ("Restricted Stock Grant"), and such other requirements as the Compensation Committee deems appropriate including the requirement that such shares be forfeited upon termination of employment for certain reasons within a specified period of time. Pursuant to the Plan, DeepTech may also grant rights to receive an amount equal to the fair market value of shares of Common Stock or rights to receive an amount equal to any appreciation or increase in the fair market value of Common Stock over a specified period of time ("Stock Value Equivalent Awards"). Stock Options, Restricted Stock Grants and Stock Value Equivalent Awards are referred to collectively herein as "Awards."

        Except with respect to outstanding Awards, and unless sooner terminated by action of DeepTech's Board of Directors (the "Board"), or the committee thereof charged with administration of the Plan, the Plan will terminate on December 31, 2005. The maximum number of shares of Common Stock with respect to which Awards may be granted under the Plan is 4,000,000, subject to adjustments for stock splits, stock dividends and certain other changes in capitalization.

        The Board may terminate or suspend the Plan (or any portion thereof) at any time with respect to any shares for which Awards have not previously been granted and remain outstanding. The Board has the right to alter or amend the Plan or any part thereof from time to time; provided, however, that no change in any Award theretofore granted may be made which would materially adversely affect the rights and obligations of the holder of any such Award without the written consent of such Plan participant; and provided, further, that the Board may not, without stockholder approval as required under the Plan, (i) materially increase the number of shares of Common Stock which may be issued under the Plan (other than in connection with adjustments permitted by the Plan), (ii) materially modify the requirements as to eligibility for participation in the Plan, (iii) materially increase the benefits accruing to participants under the Plan, or (iv) extend the termination date of the Plan. In addition, no amendment, suspension or termination can be adopted which would disqualify the Plan from (i) the exemption provided by Rule 16b- 3, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor rule or regulation to such Rule 16b-3, as such rule is applicable from time to time, or (ii) the benefits provided under Section 422 of the Code, or any successor thereto.

        The Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), nor the qualification requirements of Section 401 of the Code.

        The Plan is administered by the Compensation Committee, a committee appointed by the Board composed of two or more directors of DeepTech. Each member of the Compensation Committee is a disinterested person within the meaning of Rule 16b-3 of the Exchange Act and qualifies as an "outside director," as such term is used for the purposes of Section 162(m) of the Code and any rules and regulations promulgated thereunder.

        Subject to the provisions of the Plan, the Compensation Committee has sole authority to select the individuals who are to be granted Awards from among those persons who are eligible and to determine the restrictions, terms and conditions of each Award granted under the Plan (subject to the terms of the Plan). The Compensation Committee is authorized to interpret the Plan and may, from time to time, adopt, amend, or rescind rules and regulations relating to the implementation, administration and maintenance of the Plan.

        As of June 30, 1997, there were 2,625,625 Nonqualified Stock Options and 150,000 shares of restricted common stock of DeepTech outstanding that were issued pursuant to the Plan.

EMPLOYMENT AGREEMENTS

        In December 1992, DeepTech entered into an employment agreement with Mr. Sims, Senior Vice President and a Director of DeepTech and Chief Executive Officer of Leviathan, the terms of which provide for: (i) a $150,000 minimum annual salary, (ii) annual bonuses based on the earnings performance of Offshore Marketing, (iii) the transfer to Mr. Sims of 5% of the then outstanding common stock of Offshore Marketing, (iv) a 15% interest in Offshore Marketing's net profits after taxes, (v) the conditional right to exchange such 15% net profits interest for shares of Offshore Marketing common stock representing 15% of its then outstanding common stock and (vi) the grant of a series of options to purchase a total of 375,000 shares of Common Stock at an exercise price of $4.25 per share (the estimated fair market value on date of grant). Such options vest in increments of 75,000 per year beginning January 31, 1993. Mr. Sims exercised options to purchase 75,000 shares of Common Stock in each of January 1994 and June 1994 and sold 5,000 shares of such Common Stock in January 1994. As of June 30, 1997, Mr. Sims held 145,000 shares of Common Stock purchased pursuant to such options. DeepTech determined that the Offshore Marketing common stock transferred to Mr. Sims pursuant to his employment agreement had only de minimis value given the financial position of Offshore Marketing on the date of such transfer. Pursuant to his employment agreement, Mr. Sims received no bonuses for the fiscal years ended June 30, 1993 and 1996 because Offshore Marketing recorded net losses for such fiscal years, and received bonuses of $15,256, $54,547 and $39,499 for the fiscal years ended June 30, 1994, 1995 and 1997, respectively.

        Additionally, in June 1995, DeepTech granted stock options to purchase 300,000 shares of Common Stock to Mr. Sims at an exercise price of $4.00 per share. The options were exercised on June 12, 1995 in exchange for a note payable to DeepTech in the aggregate amount of $1.2 million. The note accrues interest at 8% per annum and providing that if Mr. Sims continues to be employed by DeepTech for three years from the date of grant, DeepTech will forgive the note. If Mr. Sims does not continue to be employed by DeepTech for three years from the date of grant, he must repay the note by either (i) paying principal and interest or (ii) returning the Common Stock to DeepTech to satisfy repayment of principal and interest.

        In July 1994, DeepTech entered into an employment agreement with Mr. Lytal, President of Leviathan, the terms of which provide for: (i) a $145,000 minimum annual salary, (ii) annual bonuses based on the earnings performance of Offshore Marketing, (iii) a 5% interest in Offshore Marketing's net profits after taxes, (iv) the conditional right to exchange such 5% net profits interest for shares of Offshore Marketing common stock representing 5% of its then outstanding common stock and (v) the grant of options to purchase a total of 50,000 shares of Common Stock at an exercise price of $10.50 per share (the estimated fair market value on date of grant). Such options vested 30,000 on the first anniversary and 10,000 per year thereafter. During the year ended June 30, 1996, Mr. Lytal's options were repriced. See "-- Ten Year Option Repricings." Pursuant to his employment agreement, Mr. Lytal received no bonus for the fiscal year ended June 30, 1996 because Offshore Marketing recorded a net loss for such fiscal year and received bonuses of $22,067 and $13,166 for the fiscal years ended June 30, 1995 and 1997.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

        The Non-Employee Director Stock Option Plan (the "Director Plan") was adopted at the 1995 Annual Meeting of Stockholders in October 1995. The purpose of the Director Plan is to allow DeepTech to attract the best available individuals to serve as outside directors of DeepTech.

        All non-employee directors of DeepTech are eligible to participate in the Director Plan. The Director Plan provides for both automatic one time grants of Stock Options to DeepTech's non-employee directors and for the issuance and exercise of Stock Options in lieu of standard cash director compensation upon the election of non-employee directors. All Stock Options granted under the Director Plan are Non-Qualified Stock Options.

        Except with respect to outstanding Stock Options, and unless sooner terminated by action of DeepTech's Board, the Director Plan will terminate on December 31, 2005. The maximum number of shares of Common Stock with respect to which Stock Options may be granted under the Director Plan is 2,000,000, subject to adjustments for stock splits, stock dividends and certain other changes in capitalization.

        Under the Director Plan, grants of Stock Options to purchase 150,000 shares of Common Stock will be automatically made to all non-employee directors of DeepTech provided that such non- employee directors have not already received stock options to purchase 150,000 shares of Common Stock in connection with their service as a director of DeepTech. In addition, after the effective date of the Director Plan, any newly elected non- employee director will automatically receive Stock Options to purchase 150,000 shares of Common Stock. The exercise price for the Stock Options to purchase 150,000 shares of Common Stock will be 100% of the fair market value of the Common Stock on the later to occur of (i) the effectiveness of the Director Plan, or (ii) the election of the participant as a director of DeepTech. The Stock Options issued pursuant to these provisions will be immediately exercisable and, unless terminated sooner in accordance with the Director Plan, shall expire on a date which is ten (10) years after the date of the grant.

        The Board may terminate or suspend the Director Plan (or any portion thereof) at any time with respect to any shares for which Stock Options have not previously been granted and remain outstanding. The Board has the right to alter or amend the Director Plan or any part thereof from time to time; provided, however, that no change in any Stock Option theretofore granted may be made which would materially adversely affect the rights and obligations of the holder of any such Stock Option without the written consent of such Director Plan participant; and provided, further, that the Board may not, without stockholder approval as required under the Director Plan, (i) materially increase the number of shares of Common Stock which may be issued under the Director Plan (other than in connection with adjustments permitted by the Director Plan), (ii) materially modify the requirements as to eligibility for participation in the Director Plan, (iii) materially increase the benefits accruing to participants under the Director Plan, or (iv) extend the termination date of the Director Plan. In addition, no amendment, suspension or termination can be adopted which would disqualify the Director Plan from (i) the exemption provided by Rule 16b-3, promulgated under the Exchange Act, or any successor rule or regulation to such Rule 16b-3, as such rule is applicable from time to time, or (ii) the benefits provided under Section 422 of the Code, or any successor thereto.

        The Director Plan is not subject to any provisions of ERISA, nor the qualification requirements of Section 401 of the Code.

        The Director Plan Committee is authorized to interpret the Director Plan and may, from time to time, adopt, amend, or rescind rules and regulations relating to the implementation, administration and maintenance of the Director Plan.

        Included in the warrants outstanding at June 30, 1997 are 1,230,000 Nonqualified Stock Options issued pursuant to the Director Plan.

UNIT RIGHTS APPRECIATION PLAN

        In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Unit Rights Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and key employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates.

        Under the Unit Rights Plan, the Partnership may grant to senior officers of the Partnership or its affiliates, excluding the Chairman of the Board of Leviathan, currently Mr. Tatham, the right to purchase, or realize the appreciation in, a Preference Unit (a "Unit Right"), pursuant to the provisions of the Unit Rights Plan.

        The Unit Rights Plan is administered by a committee of the Board of Directors of the General Partner (the "Leviathan Board") comprised of two or more non-employee directors as defined by Rule 16 b-3 of the Exchange Act (the "Committee") provided that during the periods in which no such committee is appointed and empowered under the Unit Rights Plan, the Leviathan Board shall be the Committee for all purposes under the Unit Rights Plan.

        The aggregate number of Preference Units as to which Unit Rights may be issued pursuant to the Unit Rights Plan shall not exceed 400,000 Preference Units per calendar year and 4,000,000 Preference Units over the term of the Unit Rights Plan, subject to adjustment as to both limitations under certain circumstances. No participant may be granted more than 400,000 Unit Rights in any calendar year. The exercise price of the Preference Units covered by the Unit Rights granted pursuant to the Unit Rights Plan shall be the closing price of the Preference Units as reported on the NYSE or, if the Preference Units are not traded on such exchange, as reported on any other national securities exchange on which the Preference Units are traded, on the date on which Unit Rights are granted pursuant to the Unit Rights Plan.

        As of September 2, 1997, a total of 1,200,000 Unit Rights have been granted under the Unit Rights Plan representing 400,000 Unit Rights for each of the calendar years 1995, 1996 and 1997.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth, as of August 15, 1997, the beneficial ownership of the outstanding Common Stock of DeepTech by (i) each person who is known to DeepTech to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of DeepTech, (iii) each of the Named Officers and (iv) all executive officers and directors of DeepTech as a group. The following table and the footnotes thereto also set forth, as of August 15, 1997, the beneficial ownership of the common stock of certain subsidiaries of DeepTech by
(i) each director of DeepTech, (ii) each of the Named Officers and (iii) executive officers and directors of DeepTech as a group.



                                                        Shares of Class Beneficially Owned(1)
                                  -----------------------------------------------------------------------------------
                                                DeepTech          Tatham Offshore              Leviathan Holdings
                                             Common Stock         Common Stock(2)(3)           Common Stock(4)
                                             ------------         ------------                 ------------
                                      Number        Percent       Number        Percent        Number        Percent
                                   ------------   ------------  ------------  ------------  ------------  ------------
Conrad P. Albert....................    150,000 (5)          *         --             --              --            --
Harry J. Brisco(6)(7)...............  1,047,524 (8)       5.3%  1,048,227           3.9%              --            --
Laney Chouest.......................    155,000 (9)          *     35,727 (10)         *              --            --
Phillip G. Clarke...................    172,260 (11)         *     63,786              *              --            --
Charles M. Darling,IV(12)...........    525,981 (13)      2.6%     70,018 (14)         *            50.0          5.0%
Donaldson, Lufkin & Jenrette
  Securities Corporation............  1,830,706 (15)      8.6%         --             --              --            --
Ralph Eads..........................    150,000 (9)          *         --             --              --            --
The Equitable Companies
 Incorporated.......................  2,156,450 (16)     10.0%         --             --              --            --
Robert E. Fox.......................    151,688 (11)         *     35,727 (17)         *              --            --
Steven L. Gerard(18)................    164,260 (19)         *     10,718 (20)         *              --            --
John H. Gray........................     85,290 (45)         *         --             --            50.0          5.0%
Michael H. Lam......................    173,508 (11)         *     15,363 (21)         *              --            --
Lehman Commercial
  Paper Inc.........................  1,333,333 (22)      6.5%         --             --              --            --
James H. Lytal(23)..................     22,721 (46)         *         --             --              --            --
Ben T. Morris.......................    632,970 (24)      3.2%      8,407 (25)         *             2.5             *
Edward L. Moses, Jr.(26)............     98,116 (27)         *    920,307 (28)      3.3%              --            --
Nancy Quin(29)......................    159,756 (11)         *     17,864 (30)         *              --            --
Janet E. Sikes......................    276,069 (31)      1.4%      5,359 (32)         *              --            --
Grant E. Sim(33)....................    745,000 (34)      3.7%         --             --              --            --
Thomas P. Tatham(35)................  9,926,431 (36)     44.1%  5,755,848 (37)     18.4%             30.0         3.0%
Donald V. Wei(38)...................    309,090 (39)      1.5%         --             --             12.5        1.25%
Robert H. Williams(6)(40)...........  1,011,524 (8)       5.2%  1,026,771 (41)      3.7%               --           --
Executive officers and directors     13,910,861 (43)     57.0%  6,951,625 (44)     21.7%             95.0         9.5%
  as a group (18 persons)(42).......

-----------------
      *   Less than 1%.
     (1) Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options or warrants within 60 days of the above date are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned by any other person.

     (2) Shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), Series B 8%
          Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") and Series C 4% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") held by each named person are assumed converted into shares of Tatham Offshore common stock for the purpose of computing the number of shares of Tatham Offshore common stock beneficially owned by such person. Alternatively, each share of Series A, B and C Preferred Stock may be exchanged for four exchange warrants which are each exercisable to purchase one share of Tatham Offshore common stock at $0.653 per share. See "-- Certain Relationships and Related Transactions."

     (3) Excludes each named person's indirect ownership interest, if any, in the 28,811,214 shares of Tatham Offshore beneficially owned by DeepTech.
     (4) Excludes each named person's indirect ownership interest, if any, in the 850 shares (85% of the outstanding shares) of Leviathan Holdings Company owned by DeepTech.
     (5) Consists of shares which may be acquired pursuant to an option agreement among Mr. Albert, Mr. Tatham and DeepTech.
     (6) In addition to the share ownership set forth in the table, each of Mr. Briscoe and Dr. Williams may be deemed to be the beneficial owner of 1,000 shares of common stock of Dover (representing 50% of Dover's outstanding common stock) that is owned by Dover Energy, Inc., a corporation in which each of such persons serves as an officer and director.
     (7)  Mr. Briscoe's address is 2703 Rocky Woods, Kingwood, Texas 77339.
     (8) Includes 689,086 shares held of record by Dover Energy, Inc. Each of Mr. Briscoe and Dr. Williams is a Director and officer of Dover Energy, Inc. and disclaims beneficial ownership of 459,391 shares held by Dover Energy, Inc.
     (9)  Includes options to purchase 150,000 shares of Common Stock.
     (10) Includes 25,727 shares assumed acquired as a result of conversion of 10,000 shares of Tatham Offshore's Series A Preferred Stock into Tatham Offshore common stock.
     (11) Includes options to purchase 150,000 shares of Common Stock.
     (12) In addition to the share ownership set forth in the table, Mr.
          Darling owns 50 shares of the common stock of Offshore Processors, representing 5.0% of such subsidiary's outstanding common stock, and 50 shares of the common stock of Offshore Marketing, representing
          5.0% of such subsidiary's outstanding common stock. In addition, Mr. Darling may be deemed to be the beneficial owner of 2,000 Preference Units of the Partnership owned by his wife and 2,000 Preference Units of the Partnership owned by a trust of which he is Trustee.
     (13) Includes 40,731 shares held of record by a corporation of which Mr. Darling is a Director and officer. Excludes 100,000 shares held in trust for Mr. Darling's children.
     (14) Includes 18,009 shares assumed acquired as a result of conversion of 7,000 shares of Tatham Offshore Series A Preferred Stock owned by his wife and/or children into Tatham Offshore common stock. Mr. Darling may be deemed to be the beneficial owner of 3,000 shares of each of Tatham Offshore's common stock and Series A Preferred Stock owned by his wife; 2,000 shares of each of Tatham Offshore's common stock and Series A Preferred Stock owned by each of his two children; and 20,000 shares of Tatham Offshore's common stock owned by a trust of which he is Trustee. Excludes 20,000 shares of Tatham Offshore common stock held in trust for Mr. Darling's children.
     (15) Consists of 385,209 shares and warrants to purchase 1,445,497 shares. DLJ's address is 277 Park Avenue, New York, New York 10172.
     (16) Includes 270,103 shares and warrants to purchase 55,641 shares. Also includes 385,209 shares and warrants to purchase 1,445,497 shares held by The Equitable Companies Incorporated's subsidiary, DLJ. The address of Equitable is 1290 Avenue of the Americas, New York, New York, 10104.
     (17) Includes 25,727 shares assumed acquired as a result of conversion of 10,000 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (18) In addition to the share ownership set forth in the table, Mr. Gerard owns 1,200 Preference Units of the Partnership, representing less than 1% of the outstanding Preference Units.
     (19) Includes 150,000 shares which may be acquired pursuant to an option agreement among Mr. Gerard, Mr. Tatham and DeepTech.
     (20) Includes 7,718 shares assumed acquired as a result of conversion of 3,000 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (21) Includes 11,603 shares assumed acquired as a result of conversion of 4,300 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (22) Includes warrants to purchase 666,667 shares. Lehman Commercial Paper Inc.'s address is 3 World Financial Center, 9th Floor, New York, New York 10285.
     (23) In addition to the share ownership set forth in the table, Mr. Lytal also owns 1,016 Preference Units of the Partnership, representing less than 1% of the outstanding Preference Units.

     (24) Includes 384,168 shares of Common Stock owned by trusts for Mr. Tatham's children for which Mr. Morris serves as the trustee. Also includes options to purchase 150,000 shares of Common Stock. These trusts also own 33,000 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units. In addition, Mr. Morris owns 1,400 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (25) Includes 6,054 shares assumed acquired as a result of conversion of 2,353 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (26) In addition to the ownership set forth in the table, Mr. Moses owns 36,164 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (27) Includes options to purchase 18,750 shares.
     (28) Includes 656,306 shares assumed acquired as a result of conversion of 255,100 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (29) In addition to the share ownership set forth in the table, Ms. Quinn owns 2,000 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (30) Includes 12,864 shares assumed acquired as a result of conversion of 5,000 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (31) Includes options to purchase 18,750 shares. In addition to the ownership set forth in the table, Ms. Sikes owns 1,269 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (32) Includes 3,859 shares assumed acquired as a result of conversion of 1,500 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (33) In addition to the share ownership set forth in the table, Mr. Sims owns 50 shares of the common stock of Offshore Marketing, representing 5.0% of such subsidiary's outstanding common stock, and 24,000 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (34) Includes options to purchase 300,000 shares of Common Stock.
     (35) In addition to the share ownership set forth in the table, Mr. Tatham owns 35 shares of Offshore Processors common stock, representing 3.5% of such subsidiary's outstanding common stock, and 35 shares of Offshore Marketing common stock, representing 3.5% of such subsidiary's outstanding common stock. Mr. Tatham's address is 7500 Texas Commerce Tower, Houston, Texas 77002.
     (36) Includes options to purchase 2,568,749 shares of Common Stock.
     (37) Includes 3,972,248 shares assumed acquired as a result of conversion of 1,537,600 shares of Tatham Offshore Series A Preferred Stock and 21,000 shares of Tatham Offshore Series C Preferred Stock into Tatham Offshore common stock.
     (38) In addition to the share ownership set forth in the table, Mr. Weir also owns 20,000 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (39) Includes options to purchase 81,250 shares of Common Stock.
     (40) Dr. William's address is 14511 Westway Lane, Houston, Texas 77077.
     (41) Includes 12,864 shares assumed acquired as a result of conversion of 5,000 shares of Tatham Offshore Series A Preferred Stock into Tatham Offshore common stock.
     (42) In addition to the share ownership set forth in the table, the executive officers and Directors of DeepTech as a group beneficially own (i) 85 shares of the common stock of Offshore Processors, representing 8.5% of such subsidiary's outstanding common stock, (ii) 135 shares of the common stock of Offshore Marketing, representing 13.5% of such subsidiary's outstanding common stock, and (iii) 125,049 Preference Units in the Partnership, representing less than 1% of the outstanding Preference Units.
     (43) Includes options to purchase 4,432,499 shares of Common Stock.
     (44) Includes 4,757,585 shares assumed acquired as a result of conversion of 1,863,853 shares of Tatham Offshore Series A and Series C Preferred Stock into Tatham Offshore common stock.
     (45) Includes options to purchase 75,000 shares of Common Stock.
     (46) Includes options to purchase 12,500 shares of Common Stock.

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

Section 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


        Section 16(a) of the Exchange Act requires DeepTech's officers and directors, and persons who beneficially own more than 10% of Common Stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Commission.



        Based solely upon a review of Forms 3, 4 and 5 and amendments thereto, and certain written representations furnished to DeepTech, DeepTech believes that during the fiscal year ended June 30, 1997 its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements, except that Messrs. Fox, Clarke, Eads, Lam and Weir and Ms. Sikes, detected certain possible deficiencies in their reporting to the Commission. In order to correct such possible deficiencies, each of the above named persons filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering a single transaction.


COMPARATIVE STOCK PERFORMANCE

        As Required by applicable rules of the Commission, the performance graph was prepared based upon the following assumptions:


           1. $100 was invested in Common Stock, the Standard & Poor'S 500 Stock Index (the "S&P 500 Index") and the Dow Jones Oil - Secondary Index (the "Peer Group") on May 16, 1994 (the date the Common Stock commenced trading on The Nasdaq National Market).


           2.   Dividends are reinvested on the ex-dividend dates.

                          COMPARATIVE TOTAL RETURNS
            DEEPTECH INTERNATIONAL INC., S&P 500 INDEX, PEER GROUP (PERFORMANCE
             RESULTS MAY 16, 1994 TO JUNE 30, 1997)



                                    [GRAPH]



                    --------------------------------------------------------
                    16-May-94  30-Jun-94   30-Jun-95  30-Jun-96   30-Jun-97
                    --------------------------------------------------------
      DeepTech        100.00     140.00      40.00      50.00       80.00
                    --------------------------------------------------------
      S&P 500 Index   100.00     100.18      126.30     159.14     214.36
                    --------------------------------------------------------
      Peer Group      100.00      98.43      101.28     117.40     126.79
                    --------------------------------------------------------

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

         *   Filed herewith.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DEEPTECH INTERNATIONAL INC.
                                       (Registrant)


                                    By: /s/ Donald V. Weir
                                        ----------------------------------
                                        Donald V. Weir
                                        Director and Chief
                                        Financial Officer
                                        October 28, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.




SIGNATURE:
                    *                              /s/ Donald V. Weir
----------------------------------------           --------------------------------------------
Thomas P. Tatham                                   Donald V. Weir
Chairman of the Board and                          Director and Chief Financial Officer
Chief Executive Officer                            (Principal Financial Officer and Principal
October 28, 1997                                   Accounting Officer)
                                                   October 28, 1997


                    *                                                  *
----------------------------------------           --------------------------------------------
Charles M. Darling, IV                             Grant E. Sims
President, General Counsel and Director            Director
October 28, 1997                                   October 28, 1997



                    *
----------------------------------------
Janet E. Sikes
Director, Treasurer and Secretary
October 28, 1997

SIGNATURE:
                  *                                                     *
----------------------------------------           -------------------------------------------
Robert E. Fox                                      Laney Chouest, M.D.
Director                                           Director
October 28, 1997                                   October 28, 1997



                  *                                                     *
----------------------------------------           -------------------------------------------
Michael H. Lam                                     Steven L. Gerard
Director                                           Director
October 28, 1997                                   October 28, 1997



                  *                                                     *
----------------------------------------           -------------------------------------------
Nancy K. Quinn                                     Ralph Eads
Director                                           Director
October 28, 1997                                   October 28, 1997



                  *
----------------------------------------
Conrad P. Albert
Director
October 28, 1997



* By: /s/ Donald V. Weir
     -----------------------------------
     Donald V. Weir
     Attorney-in-fact

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