Form 10-Q
period 1997-09-30
DEEPTECH INTERNATIONAL INC
filed 1997-11-14
CIK 890647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     AS OF NOVEMBER 10, 1997, THERE WERE OUTSTANDING 20,574,103 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION........................................................................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of September 30, 1997 (unaudited) and June 30, 1997.................................3
    Unaudited Consolidated Statement of Operations for the Three Months
       Ended September 30, 1997 and 1996, respectively................................................................4
    Unaudited Consolidated Statement of Cash Flows for the Three Months
       Ended September 30, 1997 and 1996..............................................................................5
    Consolidated Statement of Stockholders' Equity for the Three Months
       Ended September 30, 1997 (unaudited)...........................................................................6
    Notes to Consolidated Financial Statements........................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................................13

PART II.  OTHER INFORMATION..........................................................................................24

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities and Use of Proceeds
    Item 3.  Defaults Upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...........................................................................................................25

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                      September 30,      June 30,
                                                                         1997              1997
                                                                       ---------        ---------
                                                                      (unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents                                             $  13,801        $  12,522
 Accounts receivable                                                      15,587           13,189
 Accounts receivable from affiliates                                         900              344
 Notes receivable from affiliates                                            400              400
 Other current assets                                                        607              989
                                                                       ---------        ---------
    Total current assets                                                  31,295           27,444
                                                                       ---------        ---------

Property and equipment                                                   129,423          127,665
Less:  Accumulated depreciation                                            3,528            2,159
                                                                       ---------        ---------
  Property and equipment, net                                            125,895          125,506
                                                                       ---------        ---------

Construction fund collateral account                                          --              554
Equity investment                                                         33,927               --
Receivable from affiliate                                                     --           60,000
Deferred income taxes                                                      8,623            9,214
Debt issue costs, net and other                                            5,699            5,500
                                                                       ---------        ---------
    Total assets                                                       $ 205,439        $ 228,218
                                                                       =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $   1,295        $   6,686
 Accounts payable to affiliates                                            7,828            9,657
 Deferred revenue                                                          1,073               --
 Notes payable                                                            76,000            7,893
 Interest payable                                                          2,925              465
                                                                       ---------        ---------
    Total current liabilities                                             89,121           24,701
Long-term debt                                                            96,272          164,561
Accumulated losses and/or cash distributions of equity investees
  in excess of investment and accumulated equity earnings                  8,686           32,679
Other noncurrent liabilities                                                 370              394
                                                                       ---------        ---------
    Total liabilities                                                    194,449          222,335
                                                                       ---------        ---------

Minority interests in consolidated subsidiaries                              349              344
                                                                       ---------        ---------

Commitments and contingencies (Note 7)

Stockholders' equity :
 Preferred stock, $.01 par, 10,000,000 shares authorized                      --               --
 Common stock, $.01 par, 100,000,000 shares authorized
    as of September 30, 1997 and June 30, 1997, 20,105,353
    and 19,471,228 shares issued and outstanding as of
    September 30, 1997 and  June 30, 1997, respectively                      201              195
Additional paid-in capital                                                33,377           30,646
Accumulated deficit                                                      (22,937)         (25,302)
                                                                       ---------        ---------
                                                                          10,641            5,539
                                                                       ---------        ---------
    Total liabilities and stockholders' equity                         $ 205,439        $ 228,218
                                                                       =========        =========


    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                               Three Months
                                                            Ended September 30,
                                                        ------------------------
                                                          1997            1996
Revenue:
   Oil and gas sales                                    $ 23,888        $ 23,100
   Drilling services                                      17,912              --
   Equity in earnings                                      1,225           3,097
                                                        --------        --------
                                                          43,025          26,197
                                                        --------        --------

Costs and expenses:
   Oil and gas purchases                                  23,675          22,865
   Operating expenses                                      8,952              --
   Losses of equity investees                                792             296
   Depreciation and amortization                           1,307              37
   General and administrative expenses                       835             485
                                                        --------        --------
                                                          35,561          23,683
                                                        --------        --------

Operating income                                           7,464           2,514
Interest and other income                                  2,001           3,085
Interest and other financing costs                        (5,658)         (4,173)
                                                        --------        --------
Income before minority interests and income taxes          3,807           1,426
Minority interests in consolidated subsidiaries             (142)           (325)
                                                        --------        --------
Income before income taxes                                 3,665           1,101
Income tax expense                                         1,300             458
                                                        --------        --------

Net income                                              $  2,365        $    643
                                                        ========        ========

Net income per share                                    $   0.10        $   0.03
                                                        ========        ========



    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                    Three Months
                                                                                 Ended September 30,
                                                                               ------------------------
                                                                                 1997            1996
Cash flows from operating activities:
   Net income                                                                  $  2,365        $    643
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Minority interests in consolidated subsidiaries                                142             325
     Depreciation and amortization                                                1,307              37
     Amortization of debt issue costs                                               835             801
     Equity in earnings                                                          (1,225)         (3,097)
     Losses of equity investees                                                     792             296
     Distributions from equity investments                                        4,223           2,471
     Deferred revenue                                                             1,073              --
     Noncash interest income related to option agreement                         (1,709)             --
     Deferred income taxes and other                                                667             755
     Changes in operating working capital:
       Increase in accounts receivable                                           (2,398)         (1,441)
       Increase in accounts receivable from affiliates                             (556)           (372)
       Decrease in other current assets                                             382               2
       Decrease in accounts payable and accrued liabilities                      (5,391)         (5,702)
       (Decrease) increase in accounts payable to affiliates                     (1,829)          1,423
       Increase in interest payable                                               2,460           2,379
                                                                               --------        --------
         Net cash provided by (used in) operating activities                      1,138          (1,480)
                                                                               --------        --------

Cash flows from investing activities:
   Additions to property and equipment                                           (1,696)         (5,036)
   Repayment of advances to affiliates                                               --           1,751
   Advances to affiliates                                                            --          (1,317)
   Other                                                                             --             (15)
                                                                               --------        --------
         Net cash used in investing activities                                   (1,696)         (4,617)
                                                                               --------        --------

Cash flows from financing activities:
   Restricted cash                                                                  554         (32,256)
   Proceeds from notes payable                                                       --          65,992
   Repayments of notes payable                                                     (250)        (30,250)
   Debt issue costs                                                                 (25)         (3,621)
   Proceeds from issuance of common stock                                         2,637           2,365
   Dividends on subsidiary common stock                                          (1,079)           (321)
                                                                               --------        --------
         Net cash provided by financing activities                                1,837           1,909
                                                                               --------        --------

Net increase (decrease) in cash and cash equivalents                              1,279          (4,188)
Cash and cash equivalents at beginning of year                                   12,522          10,102
                                                                               --------        --------

Cash and cash equivalents at end of period                                     $ 13,801        $  5,914
                                                                               ========        ========

Cash paid for interest, net of amounts capitalized                             $  2,363        $    994
Cash paid for income taxes                                                     $     --        $  1,000




    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                   Common Stock
                                                   ------------           Additional
                                             Number of          Par        paid - in     Accumulated
                                               shares          value        capital        deficit          Total
                                              --------       --------       --------       --------        --------
Balance, June 30, 1997                          19,471       $    195       $ 30,646       $(25,302)       $  5,539

Issuance of common stock (unaudited)               634              6          2,731             --           2,737

Net income for the three months
   ended September 30, 1997 (unaudited)             --             --             --          2,365           2,365
                                              --------       --------       --------       --------        --------

Balance, September 30, 1997
   (unaudited)                                  20,105       $    201       $ 33,377       $(22,937)       $ 10,641
                                              ========       ========       ========       ========        ========

    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION:

DeepTech International Inc. ("DeepTech") is a diversified energy company engaged, through its operating subsidiaries, Tatham Offshore, Inc. ("Tatham Offshore") and certain joint ventures, in offshore contract drilling services and the acquisition, development, production, processing, gathering, transportation and marketing of, and the exploration for, oil and gas located offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada.

Contract Drilling Services

RIGCO North America, L.L.C. ("RIGCO"), a wholly-owned indirect subsidiary of DeepTech, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling services. On September 30, 1996, RIGCO acquired two second generation semisubmersible drilling rigs, the FPS Laffit Pincay and the FPS Bill Shoemaker.

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership, through its subsidiaries and certain joint ventures, owns interests in (i) nine natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries. Leviathan owned an effective 27.3% interest in the Partnership as of September 30, 1997 giving DeepTech an effective 23.2% interest therein.

Exploration, Development and Production

DeepTech conducts exploration and production activities primarily through a subsidiary of the Partnership and Tatham Offshore, each of which are independent energy companies. The Partnership is engaged in the development and production of reserves located principally in the flextrend and deepwater areas of the Gulf, and Tatham Offshore is engaged in the development, exploration and production of oil and gas reserves located primarily in the Gulf, focusing on the flextrend and deepwater areas. In addition, Tatham Offshore is pursuing exploration and development opportunities in offshore eastern Canada, either directly or through its subsidiaries.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997.

Earnings per share

Earnings per share is computed by dividing common equity in net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding for the three months ended September 30, 1997 and 1996 was 24,681,227 shares and 20,345,747 shares, respectively.

Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma basic net income per share is $0.12 per share and $0.04 per share, respectively, for the three months ended September 30, 1997 and 1996. Pro forma dilutive earnings per share is $0.10 per share and $0.03 per share, respectively, for the three months ended September 30, 1997 and 1996.

NOTE 3 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                             Leviathan Gas
                                        Pipeline Partners, L.P.             Tatham Offshore, Inc.
                                    ------------------------------     -----------------------------
                                    September 30,       June 30,       September 30,       June 30,
                                        1997              1997             1997              1997
      Current assets                $     14,392     $      18,621     $       9,450    $      9,438
      Noncurrent assets                  381,346           383,259            34,400          32,069
      Current liabilities                  9,258            11,260             4,352           1,540
      Long-term debt                     220,000           217,000                --          60,000
      Obligation under option
       agreement                              --                --            61,709              --
      Other noncurrent liabilities        11,825             9,915             7,750           7,663

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                For the Three Months
                              ended September 30, 1997         For the Three Months ended September 30, 1996
                             --------------------------      ---------------------------------------------------
                                               Tatham                       DeepFlex                     Tatham
                              Partnership     Offshore       Partnership  Partners (a)       Total      Offshore

  Operating revenue            $  25,474     $    3,785       $ 24,214      $  4,448                    $  4,500
  Other income                       159            102            486           478                         154
  Operating expenses              (6,996)        (3,126)        (4,752)       (2,639)                     (3,275)
  Depreciation                   (11,535)        (1,485)        (8,692)         (504)                       (956)
  Other expenses                  (3,828)        (1,710)        (1,250)       (1,195)                     (2,117)
                              ----------    -----------      ---------     ---------                   ---------
  Net income (loss)                3,274         (2,434)        10,006           588                      (1,694)
  Preferred stock dividends           --           (984)            --            --                        (997)
                              ----------    -----------      ---------     ---------                   ---------
  Net income (loss) available
    to common shareholders         3,274         (3,418)        10,006           588                      (2,691)
  Effective ownership
    percentage                      27.3%         36.16%          27.3%           50%                       38.1%
                              ----------    -----------      ---------     ---------                   ---------
                                     894         (1,236)         2,732           294                      (1,025)
  Intercompany profit (b)             --            102             --            --                         168
  Preferred stock dividends(c)        --             --             --            --                         210
  Other equity investees               8             --             36            --                          --
  Other                              323(d)         342(e)          35            --                         351(e)
                              ----------    -----------      ---------     ---------     ---------     ---------
  Equity in earnings (losses) $    1,225    $      (792)     $   2,803     $     294     $   3,097     $    (296)
                              ==========    ===========      =========     =========     =========     =========
  Distributions/dividends     $    4,223    $        --      $   2,471     $      --     $   2,471     $      --
                              ==========    ===========      =========     =========     =========     =========

---------------------
      (a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Production Partners, L.P. ("DeepFlex Partners"), which is owned 50% by DeepFlex Production Services, Inc. ("DeepFlex Services"), a wholly-owned subsidiary of DeepTech, for the assumption of the then outstanding payment-in-kind indebtedness ("PIK Notes").

      (b) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to the Partnership in 1995, both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.

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

The Partnership and its subsidiaries distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. These distributions are effectively made 98% to unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. In August 1997, the Partnership paid a cash distribution of $0.45 per Preference and Common Unit for the period from April 1, 1997 through June 30, 1997 and an Incentive Distribution of $1.2 million to Leviathan. On October 20, 1997, the Partnership declared a cash distribution of $0.475 per Preference and Common Unit for the period from July 1, 1997 through September 30, 1997 which will be paid on November 14, 1997 to unitholders of record as of October 31, 1997. Leviathan will receive an Incentive Distribution of $1.8 million for the quarter ended September 30, 1997.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)



NOTE 4 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                           September 30, 1997              June 30, 1997
                                                          ---------------------          -----------------
                                                          Current     Long-term          Current Long-term
                                                                           (in thousands)
Notes payable:
   RIGCO Credit Facility                                  $  76,000   $      --       $   7,893    $   68,357
   Senior Notes                                                  --      80,922              --        80,854
   Senior Subordinated Notes                                     --      15,350              --        15,350

RIGCO Credit Facility

The RIGCO Credit Facility, as amended, is a senior secured credit facility with a syndicate of lenders providing for $77 million. The RIGCO Credit Facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including two semisubmersible drilling rigs, (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and (v) is subject to customary conditions and covenants. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $2.8 million for the three months ended September 30, 1997.

Senior Notes

In 1994, DeepTech completed a public offering of $82 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. See Note 6. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $2.7 million for the three months ended September 30, 1997.

Senior Subordinated Notes

In January 1997, DeepTech issued $15,350,000 aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") to an investment banking firm in exchange for an aggregate of $15,350,000 principal amount of Company indebtedness. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly and are due on May 31, 2000. The Senior Subordinated Notes, which are subordinated to the existing Senior Notes and will rank senior to all subordinated indebtedness of DeepTech, are not redeemable before June 15, 1999 and thereafter may be redeemed at 101% of the principal amount thereof, plus accrued interest. See Note 6. Interest and amortization of debt issue costs related to this debt totaled $0.4 million for the three months ended September 30, 1997.

NOTE 5 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants and options to noteholders, financial institutions, employees and directors. During the three months ended September 30, 1997, DeepTech issued 634,125 shares of common stock pursuant to the exercise of outstanding warrants and options at prices ranging from $4.00 per share to $4.50 per share resulting in $2.6 million in proceeds to DeepTech. At September 30, 1997, DeepTech had outstanding warrants and options to acquire 8,767,492 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS:

Management Agreements

DeepTech has entered into management agreements with certain of its affiliates, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


amounts payable by Leviathan to DeepTech under a management agreement. Effective July 1, 1997, the management agreements with Leviathan and Tatham Offshore were amended to provide for an annual management fee of 52% and 26%, respectively, of DeepTech's overhead expenses. During the three months ended September 30, 1997, the Partnership and Tatham Offshore were charged $2.1 million and $1.1 million, respectively, under their respective agreements. In addition, DeepTech's management agreement with Leviathan requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the three months ended September 30, 1997, Leviathan charged the Partnership $0.2 million to compensate DeepTech for additional taxable income allocated to Leviathan.

Subordinated Notes Receivable from Tatham Offshore

As of June 30, 1997, DeepTech holds an aggregate principal amount of $60.0 million of Tatham Offshore Subordinated Convertible Promissory Notes (the "Subordinated Notes").

In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Option Agreement"). Under the Restructuring Option Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3,900,000. In exchange, DeepTech received several options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised;
(ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a wholly-owned subsidiary of Tatham Offshore, for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997.

Tatham Offshore Development holds the leasehold interests in the Ewing Bank Blocks 958, 959, 1002 and 1003, collectively, the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

If DeepTech elects to convert all or a portion of the Subordinated Notes into Tatham Offshore common stock, DeepTech will be required to offer to repurchase all of its Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, if DeepTech is required to make a repurchase offer with respect to the Senior Notes, it will be obligated to make an offer to purchase the Senior Subordinated Notes at a repurchase price of 100% of the principal amount thereof, plus accrued interest, to the extent permitted by the indenture covering the Senior Notes. If the holders of the Senior Notes require DeepTech to repurchase all or a portion of the Senior Notes, management believes that the Company will be able to either refinance the Senior Notes and the Senior Subordinated Notes or obtain adequate financing to satisfy these obligations.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


As a result of the terms of the Restructuring Option Agreement, the Subordinated Notes and the related interest receivable of $1.7 million accumulated from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved the Restructuring Option Agreement, are included in equity investment on the accompanying consolidated balance sheet at September 30, 1997.

Other

During the three months ended September 30, 1997, Leviathan Holdings paid dividends of $7.2 million to its common stockholders, which included DeepTech as a result of its 85% ownership interest in Leviathan Holdings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in the quarterly report and is intended to assist in the understanding of the Company's financial condition and results of operations for the three months ended September 30, 1997. Unless the context otherwise requires, references to the "Company" shall mean the assets and operations of DeepTech and its consolidated subsidiaries.

DeepTech is a diversified energy company engaged, through its operating subsidiaries, Tatham Offshore and certain joint ventures, in offshore contract drilling services and the acquisition, development, production, processing, gathering, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf and offshore eastern Canada.

The Company conducts natural gas and crude oil gathering, transportation and similar services through the Partnership. Leviathan serves as the general partner of the Partnership and owns a 27.3% effective interest in the Partnership (23.2% effective interest net to DeepTech's interest). The Partnership's operations also consist of the development and production of oil and gas reserves located principally in the flextrend and deepwater areas of the Gulf.

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the flextrend and deepwater areas of the Gulf, and in the development of offshore pipeline infrastructure offshore eastern Canada. DeepTech owns (i) 10.0 million shares of Tatham Offshore common stock representing approximately 36% of the issued and outstanding common stock of Tatham Offshore and (ii) Subordinated Notes of Tatham Offshore with an outstanding principal balance of $60 million (See Item 1. "Consolidated Financial Statements -- Note 6 -- Related Party Transactions"). DeepFlex Services owns 4.7 million shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock, 1.0 million shares of Tatham Offshore's Series C 4% Convertible Exchangeable Preferred Stock and 4.3 million shares of Tatham Offshore's Mandatory Redeemable Preferred Stock. The Partnership owns 7,500 shares of 9% Senior Convertible Preferred Stock of Tatham Offshore which is convertible into Series A 12% Convertible Exchangeable Preferred Stock under certain circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Oil and gas sales from the Company's marketing operations totaled $23.9 million for the three months ended September 30, 1997 as compared with $23.1 million for the three months ended September 30, 1996. During the three months ended September 30, 1997 and 1996, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership, Tatham Offshore and third-party producers. During the three months ended September 30, 1997, the Company sold 8,701 million cubic feet ("MMcf") of gas and 239,070 barrels of oil at average prices of $2.26 per thousand cubic feet ("Mcf") and $17.57 per barrel, respectively. During the same period in 1996, the Company sold 7,733 MMcf of gas and 307,200 barrels of oil at average prices of $2.12 per Mcf and $21.95 per barrel, respectively.

Drilling services totaled $17.9 million for the three months ended September 30, 1997 representing revenue from contract drilling services provided by the FPS Laffit Pincay and FPS Bill Shoemaker. For the three months ended September 30, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed below.

Equity in earnings totaled $1.2 million for the three months ended September 30, 1997 as compared with $3.1 million for the same period in 1996. Equity in earnings for the three months ended September 30, 1997 primarily included equity earnings of the Partnership whereas equity in earnings for the three months ended September 30, 1996 included equity earnings of the Partnership and DeepFlex Partners of $2.8 million and $0.3 million, respectively. During the three months ended September 30, 1997, the Partnership had total operating revenue of $25.5 million as compared with $24.2 million for the three months ended September 30, 1996. For the three months ended September 30, 1997, total gathering and transportation throughput, net to the Partnership, was 244 billion cubic feet ("Bcf") of gas as compared with 251 Bcf of gas for the three months ended September 30, 1996. Oil volumes from Poseidon Oil Pipeline totaled
5.3 million barrels and 3.7 million barrels for the three months ended September 30, 1997 and 1996, respectively. In addition, the Partnership produced and sold 4,703 MMcf of gas and 197,080 barrels of oil at average prices of $2.25 per Mcf and $20.46 per barrel, respectively, during the three months ended September 30, 1997. During the same period in 1996, the Partnership produced and sold 4,166 MMcf of gas and 168,770 barrels of oil at average prices of $1.93 per Mcf and $22.25 per barrel, respectively. DeepFlex Partners had operating revenue of $4.4 million and nonoperating revenue of $0.5 million for the three months ended September 30, 1996. DeepFlex Partners' depreciation and operating expenses totaled $3.1 million and other expenses totaled $1.2 million for the three months ended September 30, 1996.

Oil and gas purchases by the Company's marketing operations for the three months ended September 30, 1997 totaled $23.7 million as compared with $22.9 million for the same period in 1996. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the three months ended September 30, 1997, the Company purchased 8,701 MMcf of gas and 239,070 barrels of oil at average prices of $2.25 per Mcf and $17.22 per barrel, respectively. During the three months ended September 30, 1996, the Company purchased 7,739 MMcf of gas and 307,200 barrels of oil at average prices of $2.10 per Mcf and $21.51 per barrel, respectively.

Operating expenses for the three months ended September 30, 1997 totaled $9.0 million and included costs to operate the FPS Laffit Pincay and FPS Bill Shoemaker. For the three months ended September 30, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed above.

Losses of equity investees for the three months ended September 30, 1997 totaled $0.8 million as compared with $0.3 million for the three months ended September 30, 1996 and was primarily related to equity losses of Tatham Offshore. During the three months ended September 30, 1997, Tatham Offshore had total operating revenue of $3.8 million and interest income of $0.1 million. During the three months ended September 30, 1997, Tatham Offshore sold 1,539 MMcf of gas and 8,855 barrels of oil at average prices of $2.36 per Mcf and $17.54 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $4.6 million and other expenses totaled $1.7 million for the three months ended September 30, 1997. In addition, Tatham Offshore's net loss was increased by $1.0 million in preferred stock dividends in arrears for the three months ended September 30, 1997. During the three months ended September 30, 1996, Tatham Offshore had total operating revenue of $4.5 million and interest income of $0.2 million. During the three months ended September 30, 1996, Tatham Offshore sold 1,475 MMcf of gas and 60,640 barrels of oil at average prices of $2.15 per Mcf and $21.87 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $4.2 million and other expenses totaled $2.1 million for the three months ended September 30, 1996. In addition, Tatham Offshore's net loss was increased by $1.0 million in preferred stock dividends in arrears for the three months ended September 30, 1996.

Depreciation and amortization totaled $1.3 million for the three months ended September 30, 1997 as compared with $37,000 for the same period in 1996. The increase is related to depreciation of the FPS Laffit Pincay which was acquired on September 30, 1996 and the FPS Bill Shoemaker which was placed in service in August 1997.

General and administrative expenses for the three months ended September 30, 1997 totaled $0.8 million as compared with $0.5 million for the same period in 1996.

Operating income for the three months ended September 30, 1997 totaled $7.5 million as compared with an operating income of $2.5 million for the same period in 1996. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended September 30, 1997 totaled $2.0 million as compared with $3.1 million for the same period in 1996. Interest and other income for the three months ended September 30, 1997 included interest income derived from (i) the Subordinated Notes of $1.7 million and (ii) available cash of $0.3 million. Interest and other income for the three months ended September 30, 1996 included interest income derived from
(i) the Subordinated Notes of $1.8 million, (ii) the PIK Notes payable from DeepFlex Partners of $1.2 million and (iii) other of $0.1 million.

Interest and other financing costs for the three months ended September 30, 1997 totaled $5.7 million as compared with $4.2 million for the same period in 1996. Interest and other financing costs for the three months ended September 30, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.4 million and (iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $2.6 million, net of $0.3 million in interest capitalized related to the FPS Bill Shoemaker. Interest and other financing costs for the three months ended September 30, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to $41.5 million of other indebtedness of the Company of $1.2 million and (iv) other interest expense of $0.3 million.

During the three months ended September 30, 1997, the Company recorded income tax expense of $1.3 million as compared with $0.5 million for the three months ended September 30, 1996.

After taking into account a $0.1 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the three months ended September 30, 1997 totaled $2.4 million, or $0.10 per share. For the three months ended September 30, 1996, the Company reported net income of $0.6 million, or $0.03 per share, after taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

Sources of cash. As a holding company whose material assets consist primarily of stock of and notes receivable from its subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees, dividends funded by distributions from the Partnership and interest on and repayment of principal under borrowings by certain of its subsidiaries to pay its operating expenses, service its debt and satisfy its other obligations. In addition, DeepTech may receive proceeds from the exercise of outstanding warrants and options to purchase shares of DeepTech common stock.

DeepTech has entered into management agreements with each of its direct subsidiaries. The management fees charged to such subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such subsidiary for operational, financial, accounting and administrative services. Effective July 1, 1997, DeepTech began charging Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing a management fee equal to 52%, 26%, 18% and 4%, respectively, of DeepTech's overhead expenses. For the three months ended September 30, 1997, Leviathan, Tatham Offshore and Offshore Marketing made their required cash payments to DeepTech for their management fees; however, DeepFlex Services, which is currently charged 18% of DeepTech's general and administrative overhead costs, did not make cash payments of management fees to DeepTech during such period.

DeepTech receives, through dividends from Leviathan Holdings, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and nonmanaging interest in certain subsidiaries of the Partnership. Leviathan, as general partner, is also entitled to the payment of incentive distributions if certain target levels of distributions are achieved ("Incentive Distributions"). As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the three months ended September 30, 1997 was $3.6 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

During the three months ended September 30, 1997, RIGCO generated $8.3 million of net operating cash flow, $2.2 million of which was used to pay interest due under the RIGCO Credit Facility and $3.3 million of which will be used to reduce the principal balance outstanding under the RIGCO Credit Facility.

DeepTech has effected and is presently maintaining a continuous shelf registration statement (the "Registration Statement") which registers substantially all of the common stock underlying outstanding warrants and options issued by DeepTech and certain other stock held by stockholders and warrantholders of DeepTech. Although DeepTech will not directly receive any proceeds from the sale of any securities covered by the Registration

Statement because such securities are held by DeepTech stockholders and warrantholders, DeepTech has received, and expects to continue to receive, proceeds from the exercise of warrants and options covered by the Registration Statement. During the three months ended September 30, 1997, warrants and options totaling 634,125 were exercised at prices ranging from $4.00 per share to $4.50 per share resulting in $2.6 million in proceeds to DeepTech. In October 1997, an additional 468,750 warrants were exercised resulting in $2.1 million of proceeds to DeepTech. Management believes that, based on the difference between the exercise price under such warrants and options (ranging from $4.00 to $10.00 per share) and the closing price of DeepTech common stock on October 31, 1997 ($10.625 per share), DeepTech may receive additional equity capital as a result of warrantholders exercising their rights to acquire common stock.

Uses of Cash. The Company's capital requirements primarily consist of (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled principal payments on the RIGCO Credit Facility equal to excess cash flow as defined in the credit agreement (approximately $3.1 million for the three months ended September 30, 1997) with a minimum principal amortization of $250,000 per quarter and scheduled interest payments on the remaining principal balance, (iii) scheduled interest payments on the Senior Subordinated Notes of $422,000 per quarter, or $1.7 million on an annual basis and (iv) amounts necessary to pay general and administrative and other operational expenses.

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

In April 1997, the Board of Directors of DeepTech authorized the repurchase of up to 1,000,000 shares of DeepTech common stock through September 30, 1997. DeepTech did not repurchase any shares of common stock under this program.

Liquidity Outlook. The Company intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash provided from management fees and dividends funded by distributions from the Partnership. As of September 30, 1997, the Company had $13.8 million of funds available.

In September 1997, DeepTech and Tatham Offshore entered into the Restructuring Option Agreement. Under the Restructuring Option Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised;
(ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, Tatham Offshore will no longer be obligated to make interest or principal payments under the Subordinated Notes. Additionally, Tatham Offshore believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its listing on The Nasdaq National Market.

Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

If DeepTech elects to convert all or a portion of the Subordinated Notes into Tatham Offshore common stock, DeepTech will be required to offer to repurchase all of its Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. In addition, if DeepTech is required to make a repurchase offer with respect to the Senior Notes, it will be obligated to make an offer to purchase the Senior Subordinated Notes at a repurchase price of 100% of the principal amount thereof, plus accrued interest, to the extent permitted by the indenture covering the Senior Notes. If the holders of the Senior Notes require DeepTech to repurchase all or a portion of the Senior Notes, management believes that the Company will be able to either refinance the Senior Notes and the Senior Subordinated Notes or obtain adequate financing to satisfy these obligations.

As a result of the Restructuring Option Agreement, DeepTech no longer has $60 million of Subordinated Notes receivable from Tatham Offshore or a $26 million accumulated loss of Tatham Offshore in excess of its investment recorded on its consolidated balance sheet. Instead, as of September 30, 1997, the net of these amounts, $34 million, is reflected on the consolidated balance sheet as an "equity investment" pending the selection by DeepTech of one of the above listed options.

Although the Company expects to continue to generate cash flows from operations in the future, the Company anticipates that it will need significant additional funds from outside sources to fund its debt obligations which mature in 1998 and beyond. These obligations include the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due in September 1998, the repayment of DeepTech's Senior Subordinated Note which is due in May 2000 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through (i) the issuance of additional debt or debt refinancing, (ii) the sale of equity securities at the subsidiary level, (iii) a repayment of amounts due DeepTech from DeepFlex Services and/or (iv) the exercise of additional outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that capital will be made available to the Company on terms it deems acceptable on a timely basis. Further, the Senior Note Indenture contains covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The employment of RIGCO's FPS Laffit Pincay and FPS Bill Shoemaker during the three months ended September 30, 1997 generated $8.3 million of operating net cash flows, all of which service obligations under the RIGCO Credit Facility and other outstanding accounts payable. The employment of both drilling rigs for the remainder of fiscal year ending June 30, 1998 is expected to generate approximately $21.2 million of operating net cash flows, substantially all of which is expected to be used to service obligations under the RIGCO Credit Facility. Accordingly, unless the RIGCO Credit Facility is refinanced, DeepTech and its operating subsidiaries other than RIGCO will continue to be dependent on funds from sources other than RIGCO. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

DeepTech has never declared or paid dividends on its common stock and expects to retain all available earnings generated by its operations for the growth and development of the business.

THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the nine months ended September 30, 1997 totaled $49.4 million. At September 30, 1997, the Partnership had cash and cash equivalents of $2.3 million.

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

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are also subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions from Equity Investees during the nine months ended September 30, 1997 totaled $19.3 million.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of September 30, 1997, the Partnership had $220.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.3% per annum. Currently, approximately $74 million of additional funds are available under the Partnership Credit Facility.

In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. This term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers and matures on December 31, 2000. As of September 30, 1997, Stingray had $18.9 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.3% per annum.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction and expansion of the Poseidon Oil Pipeline and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of September 30, 1997, POPCO had $117.5 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.9% per annum. Currently, approximately $27.8 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of September 30, 1997, Viosca Knoll had $42.5 million outstanding under its credit facility bearing interest at an average floating rate of 6.4% per annum. Currently, approximately $34.6 million of additional funds are available under the Viosca Knoll Credit Facility.

The Partnership owns an interest in and is operator of three producing oil and gas leases in the Gulf. The properties, which are subject to certain reversionary rights held by Tatham Offshore, include a 75 % working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117. The Partnership has determined that given the current estimates of commodity prices and proved reserves, the possibility that Tatham Offshore's reversionary rights will be exercised is remote. The Viosca Knoll Block 817 is currently producing an aggregate of approximately 70 MMcf of gas and 170 barrels of oil per day. Garden Banks Block 72, which began producing in May 1996, is currently producing an average of approximately 2,035 barrels of oil, 9.1 MMcf of gas and 1,100 barrels of water per day. The Garden Banks Block 117 wells, which began producing in July 1996 and May 1997, are currently producing an average of approximate 3,490 barrels of oil, 6.0 MMcf of gas and 3,390 barrels of water per day.

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

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. At the current distribution rate of $0.475 per Unit, the quarterly Partnership distributions total $13.6 million in respect of the Preference Units, Common Units and general partner interest ($54.3 million on an annual basis, including $20.0 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.475 per Preference and Common Unit for the foreseeable future.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the nine months ended September 30, 1997, the Partnership paid Leviathan Incentive Distributions totaling $2.1 million and will pay Leviathan an Incentive Distribution of $1.8 million in November 1997.

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. Such existing gathering system will be extended and will deliver gas gathered by it to the system being constructed by Nautilus. Nautilus and Manta Ray Offshore are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. Total cost for the construction of the Nautilus interstate pipeline system and the expansion of the Manta Ray Offshore gathering system is estimated to be approximately $240 million. The Nautilus system will consist of a 30-inch line downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon, and to certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal Block 207 terminal, the existing Manta Ray Offshore gathering system will be extended into a broader gathering system that will serve shelf and deepwater production areas around Ewing Bank Block 1008 to the east and Green Canyon Block 65 to the west. The pipeline lay for the Nautilus system was completed during the second calendar quarter of 1997. Construction of the onshore facilities and platform connections are currently being completed with an in service date targeted for the end of 1997. The pipeline lay has also been completed on Manta Ray Offshore's 47-mile expansion. After the completion of the platform connections, the Manta Ray Offshore expansion should also be ready for service by the end of calendar 1997. Affiliates of Marathon and Shell have dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area, and are providing substantially all of the capital funding for the new construction. The Partnership has provided $11.0 million of funding in the form of a newly constructed compressor in addition to its contribution of the Manta Ray Offshore system.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1997 will relate to continuing acquisition and construction activities including the construction and installation of a new platform and processing facilities at East Cameron Block
373. This platform, which the Partnership anticipates will be placed in service during April 1998 at a projected cost of approximately $32 million, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

In March 1997, POPCO began construction of an expansion of Poseidon which is expected to be operational in late 1997. Substantially all of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll and Stingray are anticipated to be funded by borrowings under their respective credit facilities. In addition, substantially all of the capital requirements of Nautilus and Manta Ray Offshore are anticipated to be funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's cash capital expenditures and equity investments for the nine months ended September 30, 1997 were $23.5 million, including $11.0 million related to the Nautilus/Manta Ray Offshore project discussed above. The Partnership contributed existing assets to the Nautilus/Manta Ray Offshore joint ventures as partial consideration for its ownership interest therein and may continue to contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $11.8 million for the nine months ended September 30, 1997. The Partnership capitalized $1.5 million of such costs in connection with construction projects and drilling activities during the period.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At September 30, 1997, Tatham Offshore had $8.0 million of cash and cash equivalents. However, as described below, Tatham Offshore will need to raise substantial capital (equity, debt or both) or enter into other arrangements (such as drilling and development commitments) to develop its current inventory of properties and prospects and allow Tatham Offshore to generate operating cash flow to fund on-going activities and operations.

Cash from continuing operations is derived primarily from production from Tatham Offshore's working interest in Viosca Knoll Block 817 which is currently producing a total of approximately 70 MMcf of gas and 170 barrels of oil per day. Tatham Offshore's current 25% working interest in the Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the three months ended September 30, 1997, Tatham Offshore's net revenue from this property was reduced by $0.6 million of production payment obligations.

Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 38% working interest in West Delta Block 35 which is currently producing at a rate of approximately 6 MMcf of gas and 70 barrels of oil per day.

Tatham Offshore anticipates that declining revenue from currently producing properties will need to be replaced by revenue from production from the Sunday Silence Project, the North Atlantic pipeline project (discussed below) or from other sources.

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests including its obligations under the Drilling Arrangement discussed below, (iii) platform access fees and processing and commodity charges payable to the Partnership, (iv) payments due under the management agreement with DeepTech and
(v) expenditures related to the North Atlantic pipeline project currently being proposed.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Tatham Offshore is also obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. For the three months ended September 30, 1997, Tatham Offshore was charged $1.1 million in management fees pursuant to this agreement.

North Atlantic Pipeline Partners, L.P. ("North Atlantic") is the sponsor of a proposal to build a major pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of September 30, 1997, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic, has incurred $4.7 million of pre-developmental costs in connection with such project. Tatham Offshore anticipates that pre-developmental costs associated with the North Atlantic pipeline project could ultimately reach approximately $10 million by the spring of 1998 and the ultimate capital costs of the project, if approved, could reach $3.0 billion to $3.5 billion. During

October 1997, North Atlantic filed applications with the Federal Energy Regulatory Commission and its Canadian counterpart, the National Energy Board, for approval of its proposed subsea pipeline. Action by the Canadian and United States regulatory authorities on North Atlantic's pipeline proposal is expected to occur by mid 1998.

Liquidity Outlook. In order to improve liquidity and partially address its capital requirements, Tatham Offshore entered the Restructuring Option Agreement with DeepTech in September 1997.

Under the Restructuring Option Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of the Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, Tatham Offshore will no longer be obligated to make interest or principal payments under the Subordinated Notes. As a result of entering into the Restructuring Option Agreement with DeepTech, Tatham Offshore reclassified its $60 million of Subordinated Notes and the related interest payable of $1.7 million to "obligation under option agreement" on its consolidated balance sheet at September 30, 1997 pending DeepTech's exercise of one of its options described above. Additionally, Tatham Offshore believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its listing on The Nasdaq National Market.

Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Tatham Offshore common stock at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

In September 1996, in order to assure the availability of a drilling rig for use on the Sunday Silence Project, Tatham Offshore entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") to provide Tatham Offshore with the use of a semisubmersible drilling rig capable of drilling in water depths of up to 1,500 feet. The Drilling Arrangement will become effective upon the mobilization of the rig to Tatham Offshore's initial drilling location. Once effective, the Drilling Arrangement will last for 90 days or, if sooner, the date on which Tatham Offshore completes its initial drilling operations and the rig is mobilized to another location. After the initial well, Tatham Offshore may, at its option, extend the Drilling Arrangement through three successive one-well options or two successive one-year terms.

Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day for the initial well. As security for its obligations under the Drilling Arrangement, Tatham Offshore will be required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating dayrate for the initial contract well. If Tatham Offshore elects to extend the Drilling Arrangement, the dayrate for the three well extension option would be $75,000 per day. If Tatham Offshore elects to extend the Drilling Arrangement under the one-year options, the dayrate for the initial year would be $75,000 per day. The dayrate for the second year under this option would be based on prevailing market rates. Under either of the extension options, Tatham Offshore and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, Tatham Offshore has the right to subcontract the rig to other operators and receive the difference between the subcontract rate and the above agreed-upon rates, if any, subject to a fee of 10% of the difference payable to Sedco Forex. In order to obtain the dayrates outlined above, Tatham Offshore must exercise its option to drill the initial well by the later of (i) 180 days after June 30, 1997 or

(ii) 30 days after the completion of a well that Sedco Forex has committed to drill for a third party. If Tatham Offshore initiates the Drilling Arrangement after the end of the option period, all drilling dayrates will be at prevailing market rates. Tatham Offshore has agreed to fund the capital requirements necessary to upgrade and modify a drilling rig to drill in water depths of 1,500 feet if it wishes to utilize the rig in water depths greater than its current water depth rating. Tatham Offshore estimates that the capital costs required for the upgrade would total approximately $22 million.

Tatham Offshore has a second option under the Drilling Arrangement to utilize a rig offshore eastern Canada for the drilling of one well, at the existing contract rate, following the completion of drilling activity for a third party.

Tatham Offshore currently intends to fund its immediate cash requirements with cash on hand and cash from continuing operations. Tatham Offshore generated approximately $0.7 million in positive operating cash flow for the three months ended September 30, 1997. Tatham Offshore does not anticipate generating significant positive operating cash flow prior to the first to occur of (i) the completion of the initial phase of the pipeline proposed by North Atlantic or
(ii) the initial production from Tatham Offshore's Sunday Silence Project.

The ability of Tatham Offshore to satisfy its future capital needs will depend upon its ability to raise additional capital and to successfully implement its business strategy, particularly its ability to obtain regulatory approval and financing for its North Atlantic pipeline project and initiate production from the Sunday Silence Project. Tatham Offshore anticipates that the new pipeline will be constructed and owned by a consortium of Canadian and United States companies once regulatory approval is obtained. In addition, Tatham Offshore believes that since the royalty abatement has been granted, the resulting improved economics for the Sunday Silence Project should be sufficient to obtain development financing or an industry farmout arrangement. There can be no assurance, however, that Tatham Offshore will be able to obtain regulatory approval, joint venture partners or adequate financing for these projects.

Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

On October 7, 1997, Tatham Offshore received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that because Tatham Offshore had reported losses from operations and/or net losses in three of the past four fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1997, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On October 20, 1997, Tatham Offshore responded to Nasdaq's notification by detailing the pro forma effect of each of the three options under the Restructuring Option Agreement with DeepTech. Under each option, Tatham Offshore's pro forma net tangible asset value is in excess of $4.0 million as of December 31, 1997, the date on which DeepTech must exercise one of the three options. However, on November 6, 1997, Tatham Offshore received notification from Nasdaq that its securities were scheduled to be removed from The Nasdaq National Market effective with the opening of business on November 13, 1997. On November 10, 1997, Tatham Offshore filed a request for an oral hearing with Nasdaq which allows Tatham Offshore to maintain its listing on The Nasdaq National Market pending the outcome of the hearing. In the event Nasdaq delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock.

On October 22, 1997, Tatham Offshore received a notification from Nasdaq that because Tatham Offshore failed to maintain a closing bid price greater than or equal to $1.00 per share of its common stock for the last ten consecutive trade dates, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On November 13, 1997, the shareholders of Tatham Offshore approved the Board of Directors to effect a reverse stock split of up to ten-for-one which, when and if effected, should allow the bid price of Tatham Offshore's common stock to be in excess of the Nasdaq minimum price requirement.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Fifth Amendment to First Amended and Restated Management Agreement Between DeepTech International Inc. and Leviathan Gas Pipeline Company.

                  10.2 Fifth Amendment to First Amended and Restated Management Agreement Between DeepTech International Inc. and Tatham Offshore, Inc.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 21, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DEEPTECH INTERNATIONAL INC.




Date:  November 14, 1997         /s/ JANET E. SIKES
                                 ------------------
                                 Janet E. Sikes
                                 Treasurer and Secretary
                                (Principal Accounting Officer)





Date:  November 14, 1997         /s/ DENNIS A. KUNETKA
                                 ---------------------
                                 Dennis A. Kunetka
                                 Senior Vice President - Corporate Finance

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------
 10.1             Fifth Amendment to First Amended and Restated Management
                  Agreement Between DeepTech International Inc. and Leviathan
                  Gas Pipeline Company.

 10.2             Fifth Amendment to First Amended and Restated Management
                  Agreement Between DeepTech International Inc. and Tatham
                  Offshore, Inc.

 27               Financial Data Schedule