Form 10-Q
period 1997-12-31
DEEPTECH INTERNATIONAL INC
filed 1998-02-17
CIK 890647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

      AS OF FEBRUARY 13, 1998, THERE WERE OUTSTANDING 20,856,012 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.


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

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of December 31, 1997 (unaudited) and June 30, 1997..................................3
    Unaudited Consolidated Statement of Operations for the Three and Six Months
       Ended December 31, 1997 and 1996, respectively.................................................................4
    Unaudited Consolidated Statement of Cash Flows for the Six Months
       Ended December 31, 1997 and 1996...............................................................................5
    Consolidated Statement of Stockholders' Equity for the Six Months
       Ended December 31, 1997 (unaudited)............................................................................6
    Notes to Consolidated Financial Statements........................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................................14

PART II.  OTHER INFORMATION..........................................................................................25

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities and Use of Proceeds
    Item 3.  Defaults Upon Senior Securities
    Item 4.  Submission of Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...........................................................................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                  December 31,   June 30,
                                                                      1997         1997
                                                                   ---------    ---------
                                                                  (unaudited)
       ASSETS
Current assets:
 Cash and cash equivalents                                         $  13,982    $  12,522
 Accounts receivable                                                  11,932       13,189
 Accounts receivable from affiliates                                     377          344
 Notes receivable from affiliates                                        400          400
 Other current assets                                                    517          989
                                                                   ---------    ---------
    Total current assets                                              27,208       27,444
                                                                   ---------    ---------

Property and equipment                                               131,751      127,665
Less:  Accumulated depreciation                                        5,079        2,159
                                                                   ---------    ---------
  Property and equipment, net                                        126,672      125,506
                                                                   ---------    ---------

Construction fund collateral account                                    --            554
Equity investment                                                     33,710         --
Receivable from affiliate                                               --         60,000
Deferred income taxes                                                  8,179        9,214
Debt issue costs, net and other                                        5,544        5,500
                                                                   ---------    ---------
    Total assets                                                   $ 201,313    $ 228,218
                                                                   =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                          $   2,503    $   6,686
 Accounts payable to affiliates                                        4,867        9,657
 Notes payable                                                        68,876        7,893
 Interest payable                                                        465          465
                                                                   ---------    ---------
    Total current liabilities                                         76,711       24,701
Long-term debt                                                        96,341      164,561
Accumulated losses and/or cash distributions of equity investees
  in excess of investment and accumulated equity earnings             12,702       32,679
Other noncurrent liabilities                                             346          394
                                                                   ---------    ---------
    Total liabilities                                                186,100      222,335
                                                                   ---------    ---------

Minority interests in consolidated subsidiaries                          353          344
                                                                   ---------    ---------

Commitments and contingencies (Note 7)

Stockholders' equity :
 Preferred stock, $.01 par, 10,000,000 shares authorized                --           --
 Common stock, $.01 par, 100,000,000 shares authorized
    as of December 31, 1997 and June 30, 1997, 20,853,512
    and 19,471,228 shares issued and outstanding as of
    December 31, 1997 and June 30, 1997, respectively                    209          195
 Additional paid-in capital                                           36,671       30,646
 Accumulated deficit                                                 (22,020)     (25,302)
                                                                   ---------    ---------
                                                                      14,860        5,539
                                                                   ---------    ---------
    Total liabilities and stockholders' equity                     $ 201,313    $ 228,218
                                                                   =========    =========


    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                             Three Months                          Six Months
                                                          Ended December 31,                   Ended December 31,
                                                    ------------------------------       -------------------------------
                                                        1997              1996               1997              1996
Revenue:
   Oil and gas sales                                $      22,213    $      32,530       $      46,101    $       55,630
   Drilling services                                       16,860            4,588              34,772             4,588
   Equity in earnings                                         977            2,773               2,202             5,557
                                                    -------------    -------------       -------------    --------------
                                                           40,050           39,891              83,075            65,775
                                                    -------------    -------------       -------------    --------------

Costs and expenses:
   Oil and gas purchases                                   22,022           32,069              45,697            54,934
   Operating expenses                                       8,456            2,521              17,409             2,521
   Losses of equity investees                                 220              277               1,011               164
   Depreciation and amortization                            1,506              439               2,813               476
   General and administrative expenses                        772              628               1,608             1,114
                                                    -------------    -------------       -------------    --------------
                                                           32,976           35,934              68,538            59,209
                                                    -------------    -------------       -------------    --------------

Operating income                                            7,074            3,957              14,537             6,566
Interest and other income                                     296            2,105               2,298             5,095
Interest and other financing costs                         (5,797)          (4,052)            (11,455)           (8,225)
                                                    -------------    -------------       -------------    --------------
Income before minority interests
   and income taxes                                         1,573            2,010               5,380             3,436
Minority interests in consolidated subsidiaries              (116)            (300)               (258)             (625)
                                                    -------------    -------------       -------------    --------------
Income before income taxes                                  1,457            1,710               5,122             2,811
Income tax expense                                            540              720               1,840             1,178
                                                    -------------    -------------       -------------    --------------

Net income                                          $         917    $         990       $       3,282    $        1,633
                                                    =============    =============       =============    ==============

Basic net income per common share
  (Note 2)                                          $        0.05    $        0.06       $        0.16    $         0.09
                                                    =============    =============       =============    ==============

Diluted net income per common share
  (Note 2)                                          $        0.04    $        0.05       $        0.14    $         0.08
                                                    =============    =============       =============    ==============

    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                              Six Months
                                                                                          Ended December 31,
                                                                                    -------------------------------
                                                                                           1997             1996
Cash flows from operating activities:
   Net income                                                                       $       3,282    $        1,633
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Minority interests in consolidated subsidiaries                                          258               625
     Depreciation and amortization                                                          2,813               476
     Amortization of debt issue costs                                                       1,677             1,578
     Equity in earnings                                                                    (2,202)           (5,557)
     Losses of equity investees                                                             1,011               164
     Distributions from equity investments                                                  9,213             5,207
     Noncash interest income related to option agreement                                   (1,709)             --
     Deferred income taxes and other                                                        1,187             1,538
     Changes in operating working capital:
       Increase in stock subscriptions receivable                                             --             (1,405)
       Decrease (increase) in accounts receivable                                           1,257            (6,700)
       Increase in accounts receivable from affiliates                                        (33)           (1,224)
       Decrease in other current assets                                                       472                 2
       Decrease in accounts payable and accrued liabilities                                (4,183)           (6,410)
       (Decrease) increase in accounts payable to affiliates                               (4,790)            5,795
       Decrease in interest payable                                                           --                (61)
                                                                                    -------------    --------------
         Net cash provided by (used in) operating activities                                8,253            (4,339)
                                                                                    -------------    --------------

Cash flows from investing activities:
   Additions to property and equipment                                                     (3,979)          (25,313)
   Repayment of advances to affiliates                                                        --              1,751
   Advances to affiliates                                                                     --             (1,317)
   Investment in equity investee                                                              --             (1,017)
   Other                                                                                      --                (15)
                                                                                    -------------    --------------
         Net cash used in investing activities                                             (3,979)          (25,911)
                                                                                    -------------    --------------

Cash flows from financing activities:
   Restricted cash                                                                            554           (12,054)
   Proceeds from notes payable                                                                --             65,992
   Repayments of notes payable                                                             (7,374)          (30,500)
   Debt issue costs                                                                           (25)           (3,634)
   Proceeds from issuance of common stock                                                   5,839             7,185
   Dividends on subsidiary common stock                                                    (1,808)             (605)
                                                                                    -------------    --------------
         Net cash (used in) provided by financing activities                               (2,814)           26,384
                                                                                    -------------    --------------

Net increase (decrease) in cash and cash equivalents                                        1,460            (3,866)
Cash and cash equivalents at beginning of year                                             12,522            10,102
                                                                                    -------------    --------------

Cash and cash equivalents at end of period                                          $      13,982    $        6,236
                                                                                    =============    ==============

Supplemental disclosures to the statement of cash flows - see Note 8.

    The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                          Common Stock
                                                    ------------------------     Additional
                                                     Number of        Par        paid - in     Accumulated
                                                      shares         value        capital       deficit         Total
                                                    ----------     ---------      --------     ----------     ---------
Balance, June 30, 1997                                  19,471     $     195      $ 30,646     $  (25,302)    $   5,539

Issuance of common stock (unaudited)                     1,382            14         6,025            --          6,039

Net income for the six months
   ended December 31, 1997 (unaudited)                     --            --            --           3,282         3,282
                                                    ----------     ---------      --------     ----------     ---------

Balance, December 31, 1997
   (unaudited)                                          20,853     $     209      $ 36,671     $  (22,020)    $  14,860
                                                    ==========     =========      ========     ==========     =========

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

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through its pipeline systems located in the Gulf. The Partnership, through its subsidiaries and certain joint ventures, owns interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms,
(iv) three producing oil and gas properties and (v) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries. Leviathan owned an effective 27.3% interest in the Partnership as of December 31, 1997 giving DeepTech an effective 23.2% interest therein.

Exploration, Development and Production

DeepTech conducts exploration and production activities primarily through a subsidiary of the Partnership and Tatham Offshore, each of which are independent energy companies. The Partnership is engaged in the development and production of reserves located principally in the flextrend and deepwater areas of the Gulf, and Tatham Offshore is engaged in the development, exploration and production of oil and gas reserves located primarily in the Gulf, focusing on the flextrend and deepwater areas. In addition, Tatham Offshore is currently pursuing energy related opportunities in eastern Canada, including the development of offshore pipeline infrastructure.

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

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


Earnings per share

During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Dilutive EPS reflects potential dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented.

                                                       For the Three Months                          For the Three Months
                                                      Ended December 31, 1997                       Ended December 31, 1996
                                             ------------------------------------------   ------------------------------------------
                                                                             Per Share                                    Per Share
                                                Income         Shares         Amount         Income         Shares         Amount
                                             ------------   ------------   ------------   ------------   ------------   ------------
BASIC EPS
   Net income                                $    917,000     20,568,670   $       0.05   $    990,000     17,521,306   $       0.06
                                                                           ============                                 ============
EFFECT OF DILUTIVE SECURITIES
   Warrants                                            --      2,448,541                            --      2,025,611
   Options                                             --      1,374,600                            --        772,876
                                             ------------   ------------                  ------------   ------------
DILUTED EPS
   Net income                                $    917,000     24,391,811   $       0.04   $    990,000     20,319,793   $       0.05
                                             ============   ============   ============   ============   ============   ============


                                                        For the Six Months                            For the Six Months
                                                      Ended December 31, 1997                       Ended December 31, 1996
                                             ------------------------------------------   ------------------------------------------
                                                                             Per Share                                    Per Share
                                                Income         Shares         Amount         Income         Shares         Amount
                                             ------------   ------------   ------------   ------------   ------------   ------------
BASIC EPS
   Net income                                $  3,282,000     20,136,171   $       0.16   $  1,633,000     17,279,428   $       0.09
                                                                           ============                                 ============
EFFECT OF DILUTIVE SECURITIES
   Warrants                                            --      2,608,551                            --      2,123,266
   Options                                             --      1,340,603                            --        794,476
                                             ------------   ------------                  ------------   ------------
DILUTED EPS
   Net income                                $  3,282,000     24,085,325   $       0.14   $  1,633,000     20,197,170   $       0.08
                                             ============   ============   ============   ============   ============   ============

Warrants to purchase 167,092 shares of common stock at $13.50 per share were outstanding during the three and six months ended December 31, 1997 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire on December 14, 1998, remain outstanding. Warrants and options to purchase 1,521,092 shares of common stock at an average of $10.42 per share were outstanding during the three and six months ended December 31, 1996 but were excluded in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 3 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                             Leviathan Gas
                                        Pipeline Partners, L.P.             Tatham Offshore, Inc.
                                    ------------------------------     -----------------------------
                                    December 31,        June 30,       December 31,        June 30,
                                        1997              1997             1997              1997
      Current assets                $     15,644     $      18,621     $       3,998    $      9,438
      Noncurrent assets                  394,198           383,259            37,503          32,069
      Current liabilities                 13,554            11,260             2,584           1,540
      Long-term debt                     238,000           217,000               --           60,000
      Other noncurrent liabilities        14,703             9,915             7,150           7,663


                    SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                     For the Six Months
                                   ended December 31, 1997           For the Six Months ended December 31, 1996
                                 --------------------------      ---------------------------------------------------
                                                   Tatham                       DeepFlex                     Tatham
                                  Partnership     Offshore       Partnership  Partners (a)       Total      Offshore
                                  ----------    -----------      ---------     ---------     ----------    ---------
  Operating revenue               $   45,507    $     7,159      $  53,309     $   4,448                   $  10,302
  Other income                           313            178            977           185                         246
  Operating expenses                 (14,116)        (6,088)       (10,462)       (2,800)                     (6,296)
  Depreciation                       (18,350)        (2,039)       (20,505)         (504)                     (2,140)
  Other expenses                      (7,601)        (1,720)        (4,700)       (1,195)                     (4,238)
                                  ----------    -----------      ---------     ---------                   ---------
  Net income (loss)                    5,753         (2,510)        18,619           134                      (2,126)
  Preferred stock dividends               --         (1,965)            --            --                      (1,974)
                                  ----------    -----------      ---------     ---------                   ---------
  Net income (loss) available
    to common shareholders             5,753         (4,475)        18,619           134                      (4,100)
  Effective ownership
    percentage                          27.3%          35.7% (e)      27.3%           50%                      37.34%
                                  ----------    -----------      ---------     ---------                   ---------
                                       1,571         (1,598)         5,083            67                      (1,531)
  Intercompany profit (b)                 --            260             --            --                         367
  Preferred stock dividends (c)           --             --             --            --                         420
  Other equity investees                  10             --             55            --                        (105)
  Other                                  621 (d)        327 (f)        352            --                         685  (f)
                                  ----------    -----------      ---------     ---------                   ---------
  Equity in earnings (losses)     $    2,202    $    (1,011)     $   5,490     $      67     $   5,557     $    (164)
                                  ==========    ===========      =========     =========     =========     =========
  Distributions/dividends         $    9,213    $        --      $   5,207     $      --     $   5,207     $      --
                                  ==========    ===========      =========     =========     =========     =========

      (a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Production Partners, L.P. ("DeepFlex Partners"), which is owned 50% by DeepFlex Production Services, Inc. ("DeepFlex Services"), a wholly-owned subsidiary of DeepTech, for the assumption of the then outstanding payment-in-kind indebtedness ("PIK Notes").
      (b) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to the Partnership in 1995, both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.
      (c) The Company's share of Tatham Offshore's Series A and Series C cumulative preferred stock dividends.
      (d) Represents additional income allocated by the Partnership to Leviathan as a result of the Partnership achieving certain target levels of cash distributions to its unitholders. See discussion of incentive distributions to Leviathan below.
      (e) On December 17, 1997, DeepTech converted $60.0 million of promissory notes due from Tatham Offshore into shares of Tatham Offshore common stock increasing DeepTech's ownership interest in Tatham Offshore to approximately 94%. See Note 6.
      (f) Includes the effect of the change during the period in DeepTech's ownership percentage of Tatham Offshore's common equity.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


The Partnership and its subsidiaries distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. These distributions are effectively made 98% to unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. In August 1997, the Partnership paid a cash distribution of $0.45 per Preference and Common Unit for the period from April 1, 1997 through June 30, 1997 and an Incentive Distribution of $1.2 million to Leviathan. In October 1997, the Partnership paid a cash distribution of $0.475 per Preference and Common Unit for the period from July 1, 1997 through September 30, 1997 and an Incentive Distribution of $1.8 million to Leviathan. On January 20, 1998, the Partnership declared a cash distribution of $0.50 per Preference and Common Unit for the period from October 1, 1997 through December 31, 1997 which was paid on February 13, 1998 to unitholders of record as of January 30, 1998. Leviathan received an Incentive Distribution of $2.4 million for the quarter ended December 31, 1997.

NOTE 4 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                                                     December 31, 1997            June 30, 1997
                                                                 -----------------------     ----------------------
                                                                  Current     Long-term      Current     Long-term
                                                                                   (in thousands)
Notes payable:
   RIGCO Credit Facility                                          $  68,876   $      --      $  7,893    $   68,357
   Senior Notes                                                         --        80,991          --         80,854
   Senior Subordinated Notes                                            --        15,350          --         15,350

RIGCO Credit Facility

The RIGCO Credit Facility, as amended, is a senior secured credit facility with a syndicate of lenders providing for $77 million. The RIGCO Credit Facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including two semisubmersible drilling rigs, (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and (v) is subject to customary conditions and covenants. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $5.4 million for the six months ended December 31, 1997.

Senior Notes

In 1994, DeepTech completed a public offering of $82 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. See Note 6. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $5.4 million for the six months ended December 31, 1997.

Senior Subordinated Notes

In January 1997, DeepTech issued $15,350,000 aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") to an investment banking firm in exchange for an aggregate of $15,350,000 principal amount of Company indebtedness. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly and are due on May 31, 2000. The Senior Subordinated Notes, which are subordinated to the existing Senior Notes and will rank senior to all subordinated indebtedness of DeepTech, are not redeemable before June 15, 1999 and thereafter may be redeemed at 101% of the principal amount thereof, plus accrued interest. See Note 6. Interest and amortization of debt issue costs related to this debt totaled $0.9 million for the six months ended December 31, 1997.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants and options to noteholders, financial institutions, employees and directors. During the six months ended December 31, 1997, DeepTech issued 1,382,284 shares of common stock pursuant to the exercise of outstanding warrants and options at prices ranging from $4.00 per share to $4.50 per share resulting in $5.8 million in proceeds to DeepTech. At December 31, 1997, DeepTech had outstanding warrants and options to acquire 8,288,083 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS:

Management Agreements

DeepTech has entered into management agreements with certain of its affiliates, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including amounts payable by Leviathan to DeepTech under a management agreement. Effective July 1, 1997, the management agreements with Leviathan and Tatham Offshore were amended to provide for an annual management fee of 52% and 26%, respectively, of DeepTech's overhead expenses. During the six months ended December 31, 1997, the Partnership and Tatham Offshore were charged $4.2 million and $2.1 million, respectively, under their respective agreements. In addition, DeepTech's management agreement with Leviathan requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the six months ended December 31, 1997, Leviathan charged the Partnership $0.4 million to compensate DeepTech for additional taxable income allocated to Leviathan.

Subordinated Notes Receivable from Tatham Offshore

As of June 30, 1997, DeepTech held an aggregate principal amount of $60.0 million of Tatham Offshore Subordinated Convertible Promissory Notes (the "Subordinated Notes"). Interest income related to the Subordinated Notes totaled $1.7 million from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved the Restructuring Agreement discussed below.

In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Agreement"). Under the Restructuring Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes. In exchange, DeepTech received three restructuring options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a wholly-owned subsidiary of Tatham Offshore, for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech was required to select one of the above restructuring transactions on or before December 31, 1997.

On December 17, 1997, DeepTech's Board of Directors elected to exercise the common stock option under the Restructuring Agreement. Under this option, DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average of the closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt to DeepTech.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


In February 1998, DeepTech offered to repurchase all of its Senior Notes and Senior Subordinated Notes at 101% of the principal amounts thereof, plus accrued and unpaid interest to the date of repurchase. Under the terms of the Senior
Note Indenture and the Senior Subordinated Note Agreement, DeepTech was obligated to make this repurchase offer since it had converted all of the Subordinated Notes into Tatham Offshore common stock. The holders of the Senior Notes and the Senior Subordinated Notes must respond by March 31, 1998 if they will require DeepTech to repurchase all or a portion of the debt outstanding. If the holders require DeepTech to repurchase all or a portion of this debt, management believes that the Company will be able to either refinance the Senior Notes and the Senior Subordinated Notes or obtain adequate financing to satisfy any repurchase obligation.

Other

During the six months ended December 31, 1997, Leviathan Holdings paid dividends of $12.1 million to its common stockholders, which included DeepTech, as a result of its 85% ownership interest in Leviathan Holdings.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Tatham Offshore

On October 7, 1997, Tatham Offshore received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that because the Company had reported losses from operations and/or net losses in three of the past four fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1997, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On October 20, 1997, Tatham Offshore responded to Nasdaq's notification by detailing the pro forma effect of each of the three options under the Restructuring Agreement with DeepTech. Under each option, the Company's pro forma net tangible asset value was in excess of $4.0 million as of December 31, 1997, the date on which DeepTech was required to exercise one of the three options. On January 14, 1998, Nasdaq granted Tatham Offshore an exception to the net tangible assets requirement as a result of DeepTech's election under the Restructuring Agreement thus allowing Tatham Offshore to remain listed on The Nasdaq National Market.

On October 22, 1997, Tatham Offshore received a notification from Nasdaq that because Tatham Offshore failed to maintain a closing bid price greater than or equal to $1.00 per share of its common stock for the last ten consecutive trade dates, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On November 13, 1997, the shareholders of Tatham Offshore approved the Board of Directors to effect a reverse stock split of up to ten-for-one. On November 13, 1997, the Board of Directors of Tatham Offshore approved a ten-for-one reverse stock split of Tatham Offshore's common stock for the shareholders of record at the close of business on November 24, 1997 which allowed the bid price of Tatham Offshore's common stock to be in excess of the Nasdaq minimum price requirement.

The Nasdaq listing criteria also requires a company listed on The Nasdaq National Market to have a minimum dollar value associated with the public float of its listed stock. The current public float requirement is $1.0 million, however, on February 23, 1998, the Nasdaq minimum public float requirement will increase to $5.0 million. Based upon recent closing prices of Tatham Offshore's common stock, Tatham Offshore believes that the dollar value of its public float is approximately $4.5 million to $5.5 million. If Tatham Offshore's public float does not exceed $5.0 million on February 23, 1998, Tatham Offshore will have until May 26, 1998 to meet the minimum public float requirement. In the event Tatham Offshore is unable to comply with the new public float requirement by May 26, 1998, Tatham Offshore's common stock will immediately be delisted from The Nasdaq National Market. In the event that The Nasdaq National Market delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock. Tatham Offshore is currently reviewing options which, if implemented, could allow it to continue to meet the Nasdaq minimum public float requirement.

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

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


The Company

DeepTech anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in 1998 and beyond. Management believes that the Company will be able to obtain funds from outside sources to satisfy these obligations, however, there can be no assurances that DeepTech or its subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, the Company's debt agreements contain covenants that, among other things, require the Company to meet certain collateral coverage tests and restrict the ability of the Company to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

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

NOTE 8 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                                                Six Months Ended December 31,
                                                              ---------------------------------
                                                                   1997               1996
                                                                         (in thousands)
         Interest                                             $       9,778       $       6,708
         Taxes                                                $        --         $       1,000

Supplemental disclosures of noncash investing and financing activities

                                                                Six Months Ended December 31,
                                                              ---------------------------------
                                                                   1997               1996
                                                                         (in thousands)
         Conversion of receivable from affiliate into
            equity investment                                 $      60,000       $        --

NOTE 9 - SUBSEQUENT EVENTS:

In February 1998, DeepFlex Services exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of the 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in the quarterly report and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and six months ended December 31, 1997. Unless the context otherwise requires, references to the "Company" shall mean the assets and operations of DeepTech and its consolidated subsidiaries.

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

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the flextrend and deepwater areas of the Gulf. In addition, Tatham Offshore is currently pursuing energy related opportunities in eastern Canada, including the development of offshore pipeline infrastructure. DeepTech owns approximately 27.7 million shares of Tatham Offshore common stock representing approximately 94% of the issued and outstanding common stock of Tatham Offshore. DeepFlex Services owns approximately 4.7 million shares of Tatham Offshore's Series A 12% Convertible Exchangeable Preferred Stock and 406,783 shares of Tatham Offshore common stock. The Partnership owns 7,500 shares of 9% Senior Convertible Preferred Stock of Tatham Offshore which is convertible into Series A 12% Convertible Exchangeable Preferred Stock under certain circumstances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

Oil and gas sales from the Company's marketing operations totaled $22.2 million for the three months ended December 31, 1997 as compared with $32.5 million for the three months ended December 31, 1996. During the three months ended December 31, 1997 and 1996, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership, Tatham Offshore and third-party producers. During the three months ended December 31, 1997, the Company sold 6,536 million cubic feet ("MMcf") of gas and 264,165 barrels of oil at average prices of $2.67 per thousand cubic feet ("Mcf") and $17.94 per barrel, respectively. During the same period in 1996, the Company sold 10,373 MMcf of gas and 271,000 barrels of oil at average prices of $2.51 per Mcf and $23.92 per barrel, respectively.

Drilling services totaled $16.9 million for the three months ended December 31, 1997 as compared with $4.6 million for the three months ended December 31, 1996. Drilling services for the three months ended December 31, 1997 represented revenue from contract drilling services provided by the FPS Laffit Pincay and FPS Bill Shoemaker whereas revenue for the same period in 1996 represented contract drilling services provided by the FPS Laffit Pincay.

Equity in earnings totaled $1.0 million for the three months ended December 31, 1997 as compared with $2.8 million for the same period in 1996. Equity in earnings for the three months ended December 31, 1997 primarily included equity earnings of the Partnership of $1.0 million whereas equity in earnings for the three months ended December 31, 1996 included equity earnings of the Partnership and Tatham Offshore of $2.6 million and $0.2 million, respectively. During the three months ended December 31, 1997, the Partnership had total operating revenue of $20.0 million as compared with $29.1 million for the three months ended December 31, 1996. For the three months ended December 31, 1997, total gathering and transportation throughput, net to the Partnership, was 252.3 billion cubic feet ("Bcf") of gas as compared with 249.8 Bcf of gas for the three months ended December 31, 1996. Oil volumes from Poseidon Oil Pipeline, net to the Partnership, totaled 2.1 million barrels and 1.3 million barrels for the three months ended December

31, 1997 and 1996, respectively. In addition, the Partnership produced and sold 3,382 MMcf of gas and 194,725 barrels of oil at average prices of $1.56 per Mcf and $18.74 per barrel, respectively, during the three months ended December 31, 1997. During the same period in 1996, the Partnership produced and sold 5,189 MMcf of gas and 199,000 barrels of oil at average prices of $2.41 per Mcf and $21.37 per barrel, respectively. During the three months ended December 31, 1996, Tatham Offshore had total operating revenue of $5.8 million and interest income of $0.1 million. During the three months ended December 31, 1996, Tatham Offshore sold 1,803 MMcf of gas and 47,000 barrels of oil at average prices of $2.57 per Mcf and $24.57 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $4.2 million and other expenses totaled $2.1 million for the three months ended December 31, 1996. In addition, Tatham Offshore's net income was decreased by $1.0 million in preferred stock dividends in arrears for the three months ended December 31, 1996.

Oil and gas purchases by the Company's marketing operations for the three months ended December 31, 1997 totaled $22.0 million as compared with $32.1 million for the same period in 1996. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the three months ended December 31, 1997, the Company purchased 6,536 MMcf of gas and 264,165 barrels of oil at average prices of $2.66 per Mcf and $17.58 per barrel, respectively. During the three months ended December 31, 1996, the Company purchased 10,373 MMcf of gas and 271,000 barrels of oil at average prices of $2.48 per Mcf and $23.44 per barrel, respectively.

Operating expenses for the three months ended December 31, 1997 totaled $8.5 million and included costs to operate the FPS Laffit Pincay and FPS Bill Shoemaker. Operating expenses for the three months ended December 31, 1996 totaled $2.5 million and included costs to operate the FPS Laffit Pincay.

Losses of equity investees for the three months ended December 31, 1997 totaled $0.2 million and was related to equity losses of Tatham Offshore. Losses of equity investees totaled $0.3 million for the three months ended December 31, 1996 and was primarily related to equity losses of DeepFlex Partners. During the three months ended December 31, 1997, Tatham Offshore had total operating revenue of $3.4 million and interest income of $0.1 million. During the three months ended December 31, 1997, Tatham Offshore sold 1,184 MMcf of gas and 4,164 barrels of oil at average prices of $2.79 per Mcf and $17.10 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $3.5 million for the three months ended December 31, 1997. In addition, Tatham Offshore's net loss was increased by $1.0 million in preferred stock dividends in arrears for the three months ended December 31, 1997. During the three months ended December 31, 1996, DeepFlex Partners recorded a net loss of $0.5 million.

Depreciation and amortization totaled $1.5 million for the three months ended December 31, 1997 as compared with $0.4 million for the same period in 1996. The increase is primarily related to depreciation of the FPS Bill Shoemaker which was placed in service in August 1997.

General and administrative expenses for the three months ended December 31, 1997 totaled $0.8 million as compared with $0.6 million for the same period in 1996.

Operating income for the three months ended December 31, 1997 totaled $7.1 million as compared with operating income of $4.0 million for the same period in 1996. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended December 31, 1997 totaled $0.3 million as compared with $2.1 million for the same period in 1996. Interest and other income for the three months ended December 31, 1997 included interest income derived from available cash. Interest and other income for the three months ended December 31, 1996 included interest income derived from (i) the Subordinated Notes of $1.8 million and (ii) other affiliate debt and available cash of $0.3 million. See Item 1. "Consolidated Financial Statements -- Note 6 -- Related Party Transactions -- Subordinated Notes Receivable from Tatham Offshore."

Interest and other financing costs for the three months ended December 31, 1997 totaled $5.8 million as compared with $4.1 million for the same period in 1996. Interest and other financing costs for the three months ended December 31, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.4 million and (iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $2.7 million. Interest and other financing costs for the three months ended December 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.8 million, (iii) interest costs related to $11.0 million of third-party indebtedness of the Company of $0.3 million and (iv) other interest expense of $0.3 million.

During the three months ended December 31, 1997, the Company recorded income tax expense of $0.5 million as compared with $0.7 million for the three months ended December 31, 1996.

After taking into account a $0.1 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the three months ended December 31, 1997 totaled $0.9 million, or $0.05 per share. For the three months ended December 31, 1996, the Company reported net income of $1.0 million, or $0.06 per share, after taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries. See Item 1. "Consolidated Financial Statements -- Note 2 -- Summary of Significant Accounting Policies."

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

Oil and gas sales from the Company's marketing operations totaled $46.1 million for the six months ended December 31, 1997 as compared with $55.6 million for the six months ended December 31, 1996. During the six months ended December 31, 1997 and 1996, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership, Tatham Offshore and third-party producers. During the six months ended December 31, 1997, the Company sold 15,237 MMcf of gas and 503,240 barrels of oil at average prices of $2.44 per Mcf and $17.77 per barrel, respectively. During the same period in 1996, the Company sold 18,106 MMcf of gas and 578,000 barrels of oil at average prices of $2.34 per Mcf and $22.87 per barrel, respectively.

Drilling services totaled $34.8 million for the six months ended December 31, 1997 representing revenue from contract drilling services provided by the FPS Laffit Pincay and the FPS Bill Shoemaker. Drilling services totaled $4.6 million for the six months ended December 31, 1996 and represented revenue from contract drilling services provided by the FPS Laffit Pincay from October 1, 1996 through December 31, 1996. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996.

Equity in earnings totaled $2.2 million for the six months ended December 31, 1997 as compared with $5.6 million for the same period in 1996. Equity in earnings for the six months ended December 31, 1997 primarily included equity earnings of the Partnership of $2.2 million whereas equity in earnings for the six months ended December 31, 1996 primarily included equity earnings of the Partnership and DeepFlex Partners of $5.4 million and $0.1 million, respectively. During the six months ended December 31, 1997, the Partnership had total operating revenue of $45.5 million as compared with $53.8 million for the six months ended December 31, 1996. For the six months ended December 31, 1997, total gathering and transportation throughput, net to the Partnership, was 496.0 Bcf of gas as compared with 500.4 Bcf of gas for the six months ended December 31, 1996. Oil volumes from Poseidon Oil Pipeline, net to the Partnership, totaled 4.0 million barrels and 2.6 million barrels for the six months ended December 31, 1997 and 1996, respectively. In addition, the Partnership produced and sold 8,085 MMcf of gas and 391,805 barrels of oil at average prices of $1.96 per Mcf and $19.61 per barrel, respectively, during the six months ended December 31, 1997. During the same period in 1996, the Partnership produced and sold 9,355 MMcf of gas and 368,000 barrels of oil at average prices of $2.19 per Mcf and $21.78 per barrel, respectively. DeepFlex Partners had operating revenue of $4.4 million and nonoperating revenue of $0.2 million for the six months ended December 31, 1996. DeepFlex Partners' depreciation and operating expenses totaled $3.3 million and other expenses totaled $1.2 million for the six months ended December 31, 1996.

Oil and gas purchases by the Company's marketing operations for the six months ended December 31, 1997 totaled $45.7 million as compared with $54.9 million for the same period in 1996. The activity for both periods represented the cost of oil and gas purchased from the Partnership, Tatham Offshore and third parties for resale. During the six months ended December 31, 1997, the Company purchased 15,237 MMcf of gas and 503,240 barrels of oil at average prices of $2.42 per Mcf and $17.41 per barrel, respectively. During the six months ended December 31, 1996, the Company purchased 18,112 MMcf of gas and 578,000 barrels of oil at average prices of $2.32 per Mcf and $22.41 per barrel, respectively.

Operating expenses for the six months ended December 31, 1997 totaled $17.4 million and included costs to operate the FPS Laffit Pincay and FPS Bill Shoemaker. Operating expenses for the six months ended December 31, 1996 totaled $2.5 million and included costs to operate the FPS Laffit Pincay subsequent to its acquisition by RIGCO on September 30, 1996. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed above.

Losses of equity investees for the six months ended December 31, 1997 totaled $1.0 million as compared with $0.2 million for the six months ended December 31, 1996 and was primarily related to equity losses of Tatham Offshore. During the six months ended December 31, 1997, Tatham Offshore had total operating revenue of $7.2 million and interest income of $0.2 million. During the six months ended December 31, 1997, Tatham Offshore sold 2,723 MMcf of gas and 13,019 barrels of oil at average prices of $2.55 per Mcf and $17.40 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $8.1 million and other expenses totaled $1.7 million for the six months ended December 31, 1997. In addition, Tatham Offshore's net loss was increased by $2.0 million in preferred stock dividends in arrears for the six months ended December 31, 1997. During the six months ended December 31, 1996, Tatham Offshore had total operating revenue of $10.3 million and interest income of $0.2 million. During the six months ended December 31, 1996, Tatham Offshore sold 3,279 MMcf of gas and 108,000 barrels of oil at average prices of $2.38 per Mcf and $23.05 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $8.4 million and other expenses totaled $4.2 million for the six months ended December 31, 1996. In addition, Tatham Offshore's net income was decreased by $2.0 million in preferred stock dividends in arrears for the six months ended December 31, 1996.

Depreciation and amortization totaled $2.8 million for the six months ended December 31, 1997 as compared with $0.5 million for the same period in 1996. The increase is primarily related to depreciation of the FPS Laffit Pincay which was acquired on September 30, 1996 and the FPS Bill Shoemaker which was placed in service in August 1997.

General and administrative expenses for the six months ended December 31, 1997 totaled $1.6 million as compared with $1.1 million for the same period in 1996.

Operating income for the six months ended December 31, 1997 totaled $14.5 million as compared with operating income of $6.6 million for the same period in 1996. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the six months ended December 31, 1997 totaled $2.3 million as compared with $5.1 million for the same period in 1996. Interest and other income for the six months ended December 31, 1997 included interest income derived from (i) the Subordinated Notes of $1.7 million and (ii) available cash of $0.6 million. Interest and other income for the six months ended December 31, 1996 included interest income derived from (i) the Subordinated Notes of $3.5 million and (ii) the PIK Notes payable from DeepFlex Partners of $1.2 million and (iii) other of $0.4 million. See Item 1. "Consolidated Financial Statements -- Note 6 -- Related Party Transactions -- Subordinated Notes Receivable from Tatham Offshore."

Interest and other financing costs for the six months ended December 31, 1997 totaled $11.5 million as compared with $8.2 million for the same period in 1996. Interest and other financing costs for the six months ended December 31, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $5.4 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.9 million and (iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $5.2 million, net of $0.3 million in interest capitalized related to the FPS Bill Shoemaker. Interest and other financing costs for the six months ended December 31, 1996 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $5.4 million, (ii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.8 million, (iii) interest and amortization of debt issue costs related to $41.5 million of other indebtedness of the Company of $1.5 million and (iv) other interest expense of $0.5 million.

During the six months ended December 31, 1997, the Company recorded income tax expense of $1.8 million as compared with $1.2 million for the six months ended December 31, 1996.

After taking into account a $0.3 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the six months ended December 31, 1997 totaled $3.3 million, or $0.16 per share. For the six months ended December 31, 1996, the Company reported net income of $1.6 million, or $0.09 per share, after taking into account a $0.6 million loss resulting from minority interests in consolidated subsidiaries. See Item 1. "Consolidated Financial Statements -- Note 2 -- Summary of Significant Accounting Policies."

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

Sources of cash. As a holding company whose material assets consist primarily of stock of and notes receivable from its subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees and dividends funded by distributions from the Partnership to pay its operating expenses, service its debt and satisfy its other obligations. In addition, DeepTech may receive proceeds from the exercise of outstanding warrants and options to purchase shares of DeepTech common stock.

DeepTech has entered into management agreements with each of its direct subsidiaries. The management fees charged to such subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such subsidiary for operational, financial, accounting and administrative services. Effective July 1, 1997, DeepTech began charging Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing a management fee equal to 52%, 26%, 18% and 4%, respectively, of DeepTech's overhead expenses. For the six months ended December 31, 1997, Leviathan, Tatham Offshore and Offshore Marketing made their required cash payments to DeepTech for their management fees; however, DeepFlex Services did not make cash payments of management fees to DeepTech during such period.

DeepTech receives, through dividends from Leviathan Holdings, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and nonmanaging interest in certain subsidiaries of the Partnership. Leviathan, as general partner, is also entitled to the payment of incentive distributions if certain target levels of distributions are achieved ("Incentive Distributions"). As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the six months ended December 31, 1997 was $7.8 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

During the six months ended December 31, 1997, RIGCO generated $16.0 million of net operating cash flow, $11.7 million of which was used to pay interest and principal due under the RIGCO Credit Facility and $3.8 million of which will be used to reduce the principal balance outstanding under the RIGCO Credit Facility.

DeepTech has effected and is presently maintaining a continuous shelf registration statement (the "Registration Statement") which registers substantially all of the common stock underlying outstanding warrants and options issued by DeepTech and certain other stock held by stockholders and warrantholders of DeepTech. Although DeepTech will not directly receive any proceeds from the sale of any securities covered by the Registration Statement because such securities are held by DeepTech stockholders and warrantholders, DeepTech has received, and expects to continue to receive, proceeds from the exercise of warrants and options covered by the Registration Statement. During the six months ended December 31, 1997, warrants and options totaling 1,382,284 were exercised at prices ranging from $4.00 per share to $4.50 per share resulting in $5.8 million in proceeds to DeepTech. Management believes that, based on the difference between the exercise price under such warrants and options (ranging from $4.00 to $10.00 per share) and the closing price of DeepTech common stock on February 13, 1998 ($13 1/8 per share), DeepTech may receive additional equity capital as a result of warrantholders exercising their rights to acquire common stock.

Uses of Cash. The Company's capital requirements primarily consist of (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled principal payments on the RIGCO Credit Facility equal to excess cash flow as defined in the credit agreement (approximately $11.2 million for the six months ended December 31, 1997) plus a minimum principal amortization of $250,000 per quarter and scheduled interest payments on the remaining principal balance,
(iii) scheduled interest payments on the Senior Subordinated Notes of $422,000 per quarter, or $1.7 million on an annual basis, (iv) amounts necessary to fund RIGCO's capital expenditures in excess of amounts allowed under the RIGCO Credit Facility and (v) amounts necessary to pay general and administrative and other operational expenses.

In addition, in September 1997, RIGCO issued $6.6 million in PIK Notes to DeepFlex Services in exchange for funding the remaining capital costs associated with the extensive upgrade, repair and refurbishment of the FPS Bill Shoemaker. In total, RIGCO incurred $56.3 million related to this make-ready program for the FPS Bill Shoemaker, funded primarily with borrowings under the RIGCO Credit Facility.

In February 1998, DeepFlex Services exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of the 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue.

Liquidity Outlook. The Company intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash provided from management fees and dividends funded by distributions from the Partnership. As of December 31, 1997, the Company had $14.0 million of funds available.

In September 1997, DeepTech and Tatham Offshore entered into the Restructuring Agreement. Under the Restructuring Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes. In exchange, DeepTech received three restructuring options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech was required to select one of the above restructuring transactions on or before December 31, 1997. On December 17, 1997, DeepTech's Board of Directors elected to exercise the common stock option under the Restructuring Agreement. Under this option, DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt to DeepTech and will not make interest payments to DeepTech of $7.1 million as it had in prior years.

In February 1998, DeepTech offered to repurchase all of its Senior Notes and Senior Subordinated Notes at 101% of the principal amounts thereof, plus accrued and unpaid interest to the date of repurchase. Under the terms of the Senior
Note Indenture and the Senior Subordinated Note Agreement, DeepTech was obligated to make this repurchase offer since it had converted all of the Subordinated Notes into Tatham Offshore common stock. The holders of the Senior Notes and the Senior Subordinated Notes must respond by March 31, 1998 if they will require DeepTech to repurchase all or a portion of the debt outstanding. If the holders require DeepTech to repurchase all or a portion of this debt, management believes that the Company will be able to either refinance the Senior Notes and the Senior Subordinated Notes or obtain adequate financing to satisfy any repurchase obligation.

Although the Company expects to continue to generate cash flows from operations in the future, the Company anticipates that it will need significant additional funds from outside sources to fund its debt obligations which mature in 1998 and beyond. These obligations include the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due in September 1998, the repayment of DeepTech's Senior Subordinated Note which is due in May 2000 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through (i) the issuance of additional debt or debt refinancing, (ii) the sale of equity securities at the subsidiary level, (iii) a repayment of amounts due DeepTech from DeepFlex Services and/or (iv) the exercise of additional outstanding warrants to acquire DeepTech common stock. However, there can be no assurance that capital will be made available to the Company on terms it deems acceptable on a timely basis. Further, each of the Senior Note Indenture and the Senior Subordinated Note Agreement contain covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The employment of RIGCO's FPS Laffit Pincay and FPS Bill Shoemaker during the six months ended December 31, 1997 generated $16.0 million of operating net cash flows, all of which service obligations under the RIGCO Credit Facility and other outstanding accounts payable. The employment of both drilling rigs for the remainder of fiscal year ending June 30, 1998 is expected to generate approximately $14.3 million of operating net cash flows, substantially all of which is expected to be used to service obligations under the RIGCO Credit Facility. Accordingly, unless the RIGCO Credit Facility is refinanced, DeepTech and its operating subsidiaries other than RIGCO will continue to be dependent on funds from sources other than RIGCO. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

DeepTech has never declared or paid dividends on its common stock and expects to retain all available earnings generated by its operations for the growth and development of the business.

THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from continuing operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the year ended December 31, 1997 totaled $67.5 million. At December 31, 1997, the Partnership had cash and cash equivalents of $6.4 million.

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

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to the Partnership from Equity Investees during the year ended December 31, 1997 totaled $27.1 million.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain debt incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of December 31, 1997, the Partnership had $238.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.61% per annum. As of December 31, 1997, approximately $56.0 million of additional funds are available under the Partnership Credit Facility.

In December 1995, Stingray amended an existing term loan agreement to provide for aggregate outstanding borrowings of up to $29.0 million in principal amount. The agreement requires the payment of principal by Stingray of $1.45 million per quarter. This term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers and matures on December 31, 2000. As of December 31, 1997, Stingray had $17.4 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.5% per annum.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction and expansion of the Poseidon Oil Pipeline and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of December 31, 1997, POPCO had

$120.5 million outstanding under its loan agreement bearing interest at an average floating rate of 7.2% per annum. As of December 31, 1997, approximately $27.9 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of December 31, 1997, Viosca Knoll had $52.2 million outstanding under its credit facility bearing interest at an average floating rate of 6.7% per annum. As of December 31, 1997, approximately $24.8 million of additional funds are available under the Viosca Knoll Credit Facility.

The Partnership owns an interest in and is operator of three producing oil and gas leases in the Gulf. The properties, which are subject to certain reversionary rights held by Tatham Offshore, include a 75 % working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117. The Partnership has determined that given the current estimates of commodity prices and proved reserves, the possibility that Tatham Offshore's reversionary rights will be exercised is remote. The Viosca Knoll Block 817 is currently producing an aggregate of approximately 55 MMcf of gas per day. Garden Banks Block 72, which began producing in May 1996, is currently producing an average of approximately 2,100 barrels of oil, 9 MMcf of gas and 1,030 barrels of water per day. The Garden Banks Block 117 wells, which began producing in July 1996 and May 1997, are currently producing an average of approximate 2,725 barrels of oil, 5 MMcf of gas and 3,960 barrels of water per day.

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

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. At the current distribution rate of $0.50 per Unit, the quarterly Partnership distributions total $14.8 million in respect of the Preference Units, Common Units and general partner interest ($59.2 million on an annual basis, including $23.0 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.50 per Preference and Common Unit for the foreseeable future.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the year ended December 31, 1997, the Partnership paid Leviathan Incentive Distributions totaling $3.9 million and paid Leviathan an Incentive Distribution of $2.4 million in February 1998.

In January 1997, the Partnership and affiliates of Marathon Oil Company ("Marathon") and Shell Oil Company ("Shell") formed Nautilus to construct and operate a new interstate natural gas pipeline system. In addition, the same parties formed Manta Ray Offshore to acquire an existing gathering system from the Partnership. Such existing gathering system was extended and is currently delivering gas gathered by it to several downstream pipelines including the Nautilus system. Nautilus and Manta Ray Offshore are located to serve growing production areas in the Green Canyon area of the Gulf and are indirectly owned 50% by Shell, 24.3% by Marathon and 25.7% by the Partnership. The capital costs associated with the construction of the Nautilus interstate pipeline system and the expansion of the

Manta Ray Offshore gathering system, including the value of existing assets contributed by the partners, totaled approximately $250 million. The Nautilus system consists of a 30-inch line downstream from Ship Shoal Block 207 connecting to a gas processing plant, onshore Louisiana, operated by Exxon, and to certain facilities downstream of the Exxon plant to effect deliveries into multiple interstate pipelines. Upstream of the Ship Shoal Block 207 platform, the existing Manta Ray Offshore gathering system was extended into a broader gathering system that serves shelf and deepwater production areas around Ewing Bank Block 1008 to the east and Green Canyon Block 65 to the west. The Manta Ray Offshore 47-mile expansion was completed and placed in service in November 1997. The Nautilus system, including the related onshore facilities and platform connections, was completed and placed in service in December 1997. Affiliates of Marathon and Shell dedicated for transportation and gathering to each of the Nautilus and Manta Ray Offshore systems significant deepwater acreage positions in the area, and provided substantially all of the capital funding for the new construction. The Partnership provided $11.1 million of funding in the form of a newly constructed compressor in addition to its contribution of the Manta Ray Offshore system.

The Partnership anticipates that its capital expenditures and equity investments for the near future will relate to continuing acquisition and construction activities including the construction and installation of a new platform and processing facilities at East Cameron Block 373. This platform, which the Partnership anticipates will be placed in service during April 1998 at a projected cost of approximately $32 million, will be strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and will be the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

In March 1997, POPCO began construction of an expansion of Poseidon which was placed in service in December 1997. Substantially all of these capital expenditures by POPCO as well as capital expenditures by Viosca Knoll and Stingray were funded by borrowings under their respective credit facilities. In addition, substantially all of the capital requirements of Nautilus and Manta Ray Offshore were funded by the equity contributions of affiliates of Shell and Marathon. The Partnership's cash capital expenditures and equity investments for the year ended December 31, 1997 were $42.0 million, including $11.1 million related to the Nautilus/Manta Ray Offshore project discussed above. The Partnership contributed existing assets to the Nautilus/Manta Ray Offshore joint ventures as partial consideration for its ownership interest therein and may in the future continue to contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $15.9 million for the year ended December 31, 1997. The Partnership capitalized $1.7 million of such costs in connection with construction projects and drilling activities during the period.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At December 31, 1997, Tatham Offshore had $2.9 million of cash and cash equivalents. However, as described below, Tatham Offshore will need to raise substantial capital (equity, debt or both) or enter into other arrangements (such as drilling and development commitments) to develop its current inventory of properties and prospects and allow Tatham Offshore to generate operating cash flow to fund on-going activities and operations.

Cash from continuing operations is derived primarily from production from Tatham Offshore's working interest in Viosca Knoll Block 817 which is currently producing a total of approximately 55 MMcf of gas per day. Tatham Offshore's current 25% working interest in the Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the six months ended December 31, 1997, Tatham Offshore's net revenue from this property was reduced by $1.0 million of production payment obligations.

Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 38% working interest in West Delta Block 35 which is currently producing at a rate of approximately 7 MMcf of gas and 44 barrels of oil per day.

In February 1998, DeepFlex Services exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of the 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue.

Tatham Offshore anticipates that declining revenue from currently producing properties will need to be replaced by revenue from other sources.

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (iii) platform access fees and processing and commodity charges payable to the Partnership,
(iv) payments due under the management agreement with DeepTech and (v) expenditures related to the North Atlantic pipeline project.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Tatham Offshore is also obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. For the six months ended December 31, 1997, Tatham Offshore was charged $2.1 million in management fees pursuant to this agreement.

North Atlantic Pipeline Partners, L.P. ("North Atlantic"), an indirect wholly-owned subsidiary of Tatham Offshore, is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of December 31, 1997, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic, has incurred $9.0 million of pre-developmental costs in connection with such project. Tatham Offshore anticipates that pre-developmental costs associated with the North Atlantic pipeline project could ultimately reach approximately $10.0 million by the spring of 1998 and the ultimate capital costs of the project, if approved, could reach $3.0 billion to $3.5 billion. During October 1997, North Atlantic filed applications with the Federal Energy Regulatory Commission and its Canadian counterpart, the National Energy Board, for approval of its proposed subsea pipeline. Action by the Canadian and United States regulatory authorities on North Atlantic's pipeline proposal is expected to occur by mid 1998.

Liquidity Outlook. In order to improve liquidity and partially address its capital requirements, Tatham Offshore entered the Restructuring Agreement with DeepTech in September 1997.

Under the Restructuring Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes. In exchange, DeepTech received three restructuring options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of the Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. On December 17, 1997, DeepTech's Board of Directors elected to exercise the common stock option under the Restructuring Agreement. Under this option, DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt.

Tatham Offshore currently intends to fund its immediate cash requirements with cash on hand and cash from continuing operations. Tatham Offshore generated approximately $1.1 million in positive operating cash flow for the six months ended December 31, 1997.

 The ability of Tatham Offshore to satisfy its future capital needs will depend upon its ability to raise additional capital and to successfully implement its business strategy, particularly its ability to obtain regulatory approval and financing for its North Atlantic pipeline project. Tatham Offshore anticipates that the new pipeline will be constructed and owned by a consortium of Canadian and United States companies once regulatory approval is obtained. In addition, Tatham Offshore believes that since the royalty abatement has been granted, the resulting improved economics for Ewing Bank Blocks 958, 959, 1002 and 1003 (the Sunday Silence project) should be sufficient to obtain development financing or an industry farmout arrangement. There can be no assurance, however, that Tatham Offshore will be able to obtain regulatory approval, joint venture partners or adequate financing for these projects.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         DeepTech held its Annual Meeting of Stockholders on December 19, 1997. At the Annual Meeting, the stockholders (i) elected ten directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified, (ii) ratified the Board of Directors' appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1998 and (iii) ratify the Board of Directors' approval of the Restructuring Agreement with Tatham Offshore. The votes were cast as follows:

         (i)  Elect Directors


                                                             FOR                WITHHELD
                                                             ---                --------
              Thomas P. Tatham                           16,276,529              22,700
              Conrad P. Albert                           16,276,529              22,700
              Laney Chouest                              16,278,029              21,200
              Charles M. Darling, IV                     16,278,029              21,200
              Robert E. Fox                              16,277,829              21,400
              Steven L. Gerard                           16,276,529              22,700
              Nancy K. Quinn                             16,278,029              21,200
              Janet E. Sikes                             16,278,029              21,200
              Grant E. Sims                              16,276,529              22,700
              Donald V. Weir                             16,276,529              22,700

         (ii) Ratify Selection of Independent Accountants

                   FOR                   AGAINST                       ABSTAIN
                   ---                   -------                       -------
               16,304,929                14,800                           0

         (iii) Ratify Restructuring Agreement with Tatham Offshore

                   FOR                   AGAINST                       ABSTAIN
                   ---                   -------                       -------
               13,551,035                111,694                        7,370

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DEEPTECH INTERNATIONAL INC.




Date:  February 17, 1998              /s/ LARI PARADEE
                                      ------------------------------------------
                                      Lari Paradee
                                      Vice President - Controller
                                      (Principal Accounting Officer)




Date:  February 17, 1998              /s/ DENNIS A. KUNETKA
                                      ------------------------------------------
                                      Dennis A. Kunetka
                                      Senior Vice President - Corporate Finance

                               INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------

    27         Financial Data Schedule