Form 10-Q
period 1998-03-31
DEEPTECH INTERNATIONAL INC
filed 1998-05-15
CIK 890647

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM _________ TO __________

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

      AS OF MAY 11, 1998, THERE WERE OUTSTANDING 25,108,045 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

===============================================================================

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION........................................................................................1

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of March 31, 1998 (unaudited) and June 30, 1997.....................................1
    Unaudited Consolidated Statement of Operations for the Three and Nine Months
       Ended March 31, 1998 and 1997, respectively....................................................................2
    Unaudited Consolidated Statement of Cash Flows for the Nine Months
       Ended March 31, 1998 and 1997..................................................................................3
    Consolidated Statement of Stockholders' Equity for the Nine Months
       Ended March 31, 1998 (unaudited)...............................................................................4
    Notes to Consolidated Financial Statements........................................................................5

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

SIGNATURES...........................................................................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                          March 31,      June 30,
                                                                            1998           1997
                                                                          ---------      --------
                                                                         (unaudited)
                        ASSETS

     Current assets:
       Cash and cash equivalents (Note 6)                                 $  39,911      $  12,522
       Accounts receivable                                                   12,146         13,189
       Accounts receivable from affiliates                                    1,587            344
       Notes receivable from affiliates                                        --              400
       Other current assets                                                     501            989
                                                                          ---------      ---------
         Total current assets                                                54,145         27,444
                                                                          ---------      ---------

     Property and equipment                                                 135,174        127,665
     Less:  Accumulated depreciation                                          6,476          2,159
                                                                          ---------      ---------
       Property and equipment, net                                          128,698        125,506
                                                                          ---------      ---------

     Construction fund collateral account                                      --              554
     Equity investment (Note 7)                                              32,831           --
     Receivable from affiliate (Note 7)                                        --           60,000
     Deferred income taxes                                                   13,023          9,214
     Debt issue costs, net and other                                          5,768          5,500
                                                                          ---------      ---------
         Total assets                                                     $ 234,465      $ 228,218
                                                                          =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued liabilities                           $   8,870      $   6,686
       Accounts payable to affiliates                                         4,326          9,657
       Notes payable                                                         64,841          7,893
       Interest payable                                                       2,925            465
                                                                          ---------      ---------
         Total current liabilities                                           80,962         24,701
     Long-term debt                                                          96,414        164,561
     Accumulated losses and/or cash distributions of equity investees
       in excess of investment and accumulated equity earnings               19,042         32,679
     Other noncurrent liabilities                                               322            394
                                                                          ---------      ---------
         Total liabilities                                                  196,740        222,335
                                                                          ---------      ---------

     Minority interests in consolidated subsidiaries                            347            344
                                                                          ---------      ---------

     Commitments and contingencies (Note 8)

     Stockholders' equity :
       Preferred stock, $.01 par, 10,000,000 shares authorized                 --             --
       Common stock, $.01 par, 100,000,000 shares authorized
         as of March 31, 1998 and June 30, 1997, 24,920,057
         and 19,471,228 shares issued and outstanding as of
         March 31, 1998 and June 30, 1997, respectively                         249            195
       Additional paid-in capital                                            60,850         30,646
       Accumulated deficit                                                  (23,721)       (25,302)
                                                                          ---------      ---------
                                                                             37,378          5,539
                                                                          ---------      ---------
         Total liabilities and stockholders' equity                       $ 234,465      $ 228,218
                                                                          =========      =========

The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                          Three Months                 Nine Months
                                                         Ended March 31,             Ended March 31,
                                                    ------------------------      ------------------------
                                                       1998          1997            1998          1997
Revenue:
   Oil and gas sales                                $  12,165      $  34,079      $  58,266      $  89,741
   Drilling services                                   16,485          4,495         51,257          9,083
   Equity in earnings                                    --            3,004          1,638          8,560
                                                    ---------      ---------      ---------      ---------
                                                       28,650         41,578        111,161        107,384
                                                    ---------      ---------      ---------      ---------

Costs and expenses:
   Oil and gas purchases                               12,035         33,455         57,732         88,389
   Operating expenses                                   7,815          2,486         25,224          5,007
   Losses of equity investees                           1,963             81          2,410            244
   Depreciation and amortization                        1,334            438          4,147            914
   General and administrative expenses                  2,900            584          4,508          1,698
                                                    ---------      ---------      ---------      ---------
                                                       26,047         37,044         94,021         96,252
                                                    ---------      ---------      ---------      ---------

Operating income                                        2,603          4,534         17,140         11,132
Interest and other income                                 373          1,890          2,671          6,953
Interest and other financing costs                     (5,625)        (3,331)       (17,080)       (11,556)
                                                    ---------      ---------      ---------      ---------
(Loss) income before minority interests and
   income taxes                                        (2,649)         3,093          2,731          6,529
Minority interests in consolidated subsidiaries            52           (371)          (206)          (996)
                                                    ---------      ---------      ---------      ---------
(Loss) income before income taxes                      (2,597)         2,722          2,525          5,533
Income tax (benefit) expense                             (896)         1,057            944          2,236
                                                    ---------      ---------      ---------      ---------

Net (loss) income                                   $  (1,701)     $   1,665      $   1,581      $   3,297
                                                    =========      =========      =========      =========

Basic net (loss) income per common share
  (Note 3)                                          $   (0.08)     $    0.09      $    0.08      $    0.19
                                                    =========      =========      =========      =========

Diluted net (loss) income per common share
  (Note 3)                                          $   (0.08)     $    0.08      $    0.06      $    0.16
                                                    =========      =========      =========      =========


The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                               Nine Months
                                                                              Ended March 31,
                                                                            -------------------
                                                                            1998           1997
Cash flows from operating activities:
   Net income                                                              $  1,581      $  3,297
   Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interests in consolidated subsidiaries                            206           996
     Depreciation and amortization                                            4,147           914
     Amortization of debt issue costs                                         2,522         2,314
     Equity in earnings                                                      (1,638)       (8,560)
     Losses of equity investees                                               2,410           244
     Distributions from equity investments                                   14,969         8,304
     Noncash interest income related to option agreement                     (1,709)         --
     Deferred income taxes and other                                         (2,408)        3,737
     Changes in operating working capital:
       Decrease (increase) in accounts receivable                             1,043        (3,406)
       Increase in accounts receivable from affiliates                       (1,243)         (113)
       Decrease (increase) in other current assets                              488          (189)
       Increase (decrease) in accounts payable and accrued liabilities        2,184        (7,167)
       (Decrease) increase in accounts payable to affiliates                 (5,331)        2,025
       Increase in interest payable                                           2,460         2,398
                                                                           --------      --------
         Net cash provided by operating activities                           19,681         4,794
                                                                           --------      --------

Cash flows from investing activities:
   Additions to property and equipment                                       (7,339)      (45,218)
   Repayment of advances to affiliates                                         --           2,618
   Advances to affiliates                                                      --          (1,317)
   Investment in equity investee                                             (2,656)       (1,017)
   Proceeds from equity investee's redemption of preferred stock              2,156          --
   Other                                                                         15           (15)
                                                                           --------      --------
         Net cash used in investing activities                               (7,824)      (44,949)
                                                                           --------      --------

Cash flows from financing activities:
   Restricted cash                                                              554          --
   Proceeds from notes payable                                                 --          65,992
   Repayments of notes payable                                              (11,409)      (33,040)
   Debt issue costs                                                             (25)       (4,006)
   Proceeds from issuance of common stock                                    29,171         7,185
   Dividends on subsidiary common stock                                      (2,759)         (935)
                                                                           --------      --------
         Net cash provided by financing activities                           15,532        35,196
                                                                           --------      --------

Net increase (decrease) in cash and cash equivalents                         27,389        (4,959)
Cash and cash equivalents at beginning of year                               12,522        10,102
                                                                           --------      --------

Cash and cash equivalents at end of period                                 $ 39,911      $  5,143
                                                                           ========      ========

Supplemental disclosures to the statement of cash flows -- see Note 9.

The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                        Common Stock
                                                    ---------------------     Additional
                                                    Number of      Par        paid - in    Accumulated
                                                     shares        value       capital       deficit        Total
                                                    --------     --------    -----------   ------------     -----

Balance, June 30, 1997                                 19,471     $    195     $ 30,646     $(25,302)     $  5,539

Issuance of common stock (Note 6) (unaudited)           5,449           54       29,417         --          29,471

Tax benefit related to exercise of stock options
   (unaudited)                                           --           --            787         --             787

Net income for the nine months
   ended March 31, 1998 (unaudited)                      --           --           --          1,581         1,581
                                                     --------     --------     --------     --------      --------

Balance, March 31, 1998
   (unaudited)                                         24,920     $    249     $ 60,850     $(23,721)     $ 37,378
                                                     ========     ========     ========     ========      ========


The accompanying notes are an integral part of this financial statement.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION:

DeepTech International Inc. ("DeepTech") is currently a diversified energy company engaged, through its operating subsidiaries, Tatham Offshore, Inc. ("Tatham Offshore") and certain joint ventures, in offshore contract drilling services and the acquisition, development, exploration, production, processing, gathering, transportation and marketing of oil and gas located offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada.

Contract Drilling Services

RIGCO North America, L.L.C. ("RIGCO"), currently a wholly-owned indirect subsidiary of DeepTech, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling services. On September 30, 1996, RIGCO acquired two second generation semisubmersible drilling rigs, the FPS Laffit Pincay and the FPS Bill Shoemaker. See Note 2.

Transportation Services

Leviathan Gas Pipeline Partners, L.P. (the "Partnership") is a publicly held Delaware limited partnership primarily engaged in the gathering and transportation of natural gas and crude oil through pipeline systems located in the Gulf and in the development and production of oil and gas reserves. The Partnership's assets include interests in (i) eight natural gas pipeline systems, (ii) a crude oil pipeline system, (iii) five strategically located multi-purpose platforms, (iv) three producing oil and gas properties and (v) a dehydration facility. Leviathan Gas Pipeline Company ("Leviathan"), a wholly-owned subsidiary of Leviathan Holdings Company ("Leviathan Holdings"), an 85%-owned subsidiary of DeepTech, is the general partner and performs all management and operating functions of the Partnership and its subsidiaries. Leviathan owned an effective 27.3% interest in the Partnership as of March 31, 1998 giving DeepTech an effective 23.2% interest therein.

Exploration, Development and Production

DeepTech conducts exploration and production activities primarily through a subsidiary of the Partnership and Tatham Offshore, each of which are independent energy companies. The Partnership is engaged in the development and production of reserves located principally in the flextrend and deepwater areas of the Gulf, and Tatham Offshore is engaged in the development, exploration and production of oil and gas reserves located primarily in the Gulf. See Note 2 for a discussion of an agreement which, if consummated, would result in Tatham Offshore conveying its assets located in the Gulf to DeepTech and the Partnership. Tatham Offshore is currently pursuing energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure.

Marketing

Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech, markets oil and gas production from the Partnership and Tatham Offshore.

NOTE 2 - RECENT EVENTS:

On March 2, 1998, DeepTech announced that its Board of Directors and holders of a majority of its outstanding stock had approved the execution of an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which DeepTech would merge (the "Merger") with El Paso Natural Gas Company ("El Paso") or, under certain circumstances, one of its subsidiaries.

As a result of the Merger, some of the assets of DeepTech and Tatham Offshore will be restructured so that DeepFlex Production Services, Inc. ("DeepFlex"), currently a wholly-owned subsidiary of DeepTech and the parent company of RIGCO, will become a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore will transfer its interest in the Sunday Silence prospect (Ewing Bank Blocks 958, 959, 1002 and 1003) to DeepTech. Pursuant to the Redemption Agreement (discussed below), Tatham Offshore has agreed to transfer all of its remaining assets located in the Gulf to the Partnership. Further, DeepTech will divest itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") currently held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below). Both the Merger and the transactions

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


contemplated by the Redemption Agreement are subject to customary regulatory approvals, the satisfaction of certain conditions and the consummation of certain related transactions and are anticipated to be completed in June or July 1998.

Following the asset restructuring and the Rights Offering, the Company's business will primarily consist of its investment in the Partnership, Offshore Marketing and the Sunday Silence prospect.

The material terms of the Merger and the transactions contemplated by the Merger Agreement, Redemption Agreement (discussed below) and other related agreements are as follows:

    (a) In March 1998, DeepFlex conveyed to DeepTech all of its equity ownership of Tatham Offshore (including 406,783 shares of common stock (Note 7) and 4,670,957 shares of Series A Preferred Stock) as satisfaction of $12.0 million of the amount DeepFlex owes DeepTech under an intercompany line of credit. DeepTech will offer all of its equity interest in Tatham Offshore to the DeepTech stockholders in a Rights Offering (see (e) below).

    (b) DeepTech will contribute to the capital of DeepFlex all of its remaining amounts due from DeepFlex under an intercompany line of credit, except for $8.0 million, prior to contributing all of the outstanding shares of capital stock of DeepFlex to Tatham Offshore. As a result of this contribution by DeepTech, Tatham Offshore, through DeepFlex, will assume the intercompany indebtedness due to DeepTech and approximately $60.0 million under the RIGCO Credit Facility (Note 5).

    (c) Tatham Offshore will convey to DeepTech all of the outstanding shares of capital stock of Tatham Offshore Development, Inc. ("Tatham Development"), which owns the Sunday Silence prospect, and will cancel its reversionary interests in certain oil and gas properties owned by the Partnership in payment of the intercompany indebtedness discussed above.

    (d) Tatham Offshore will transfer its remaining assets located in the Gulf to the Partnership in consideration of the redemption by Tatham Offshore of its Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock") currently owned by the Partnership (the "Redemption Agreement"). Specifically, under the terms of the Redemption Agreement and subject to the satisfaction of certain conditions to closing, the Partnership has agreed to exchange the 7,500 shares of Senior Preferred Stock and all related accrued and unpaid dividends due to the Partnership as of the date of the exchange for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861 (subject to an existing production payment obligation), West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located on Ship Shoal Block 331. At the closing, Tatham Offshore will pay to/receive from the Partnership an amount equal to the net cash generated from/required by such properties from January 1, 1998 through the closing date. In addition, the Partnership agreed to assume all abandonment and restoration obligations associated with the platform and leases. This transaction is expected to close on the later of July 1, 1998 or one business day after the closing of the Rights Offering discussed below. If the transactions contemplated by the Redemption Agreement are consummated, the management fees charged to Tatham Offshore by DeepTech (Note 7) will be reduced by 50% effective retroactively to January 1, 1998 and the balance owed to DeepTech will be paid at the closing of the Merger. See (h) below.

    (e) On April 10, 1998, Tatham Offshore filed a Registration Statement on Form S-1 with the Commission, which is currently under review, relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore common stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock (the "Rights Offering"). Tatham Offshore will receive proceeds from the Rights Offering if the total net proceeds exceed the total of (i) $75.0 million and (ii) the amount of certain estimated tax payments of Tatham Offshore. An affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of DeepTech and Tatham Offshore, has committed to purchase a sufficient number of unsubscribed shares as to result in DeepTech receiving net proceeds from the Rights Offering of not less than $75.0 million. In exchange, the affiliate will receive a fee of up to $7.5 million, which will be payable in cash or common stock of Tatham Offshore at the election of Tatham Offshore. Such purchase commitment is secured by a guarantee from Mr. Tatham and a letter of credit issued by a

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

         bank. To the extent any shares remain unsubscribed, Tatham Offshore has agreed to purchase such shares and DeepTech will contribute the proceeds from such purchase to Tatham Offshore. Upon completion of this offering, DeepTech will not own any of Tatham Offshore's capital stock.

    (f) DeepTech and El Paso are currently soliciting consents from the holders of the Senior Notes and Senior Subordinated Notes discussed in Note 5 relative to the release of (i) certain of the common stock of Tatham Offshore held by DeepTech to be included in the Rights Offering and
         (ii) the capital stock of DeepFlex which DeepTech will contribute to Tatham Offshore prior to the Rights Offering.

    (g) Tatham Offshore will enter into a tax sharing agreement (the "Tax Sharing Agreement") with DeepTech and DeepFlex in which Tatham Offshore will pay (i) all taxes attributable to Tatham Offshore and its subsidiaries, including under certain circumstances, taxes arising from the conveyance to Tatham Offshore by DeepTech of the two semisubmersible drilling rigs, (ii) taxes of Tatham Development to DeepTech pursuant to the Merger and related transactions, and (iii) taxes of DeepTech attributable to the Merger and related transactions and the Rights Offering (but not to the extent such taxes exceed the sum of $7.0 million and any taxes attributable to the value of Tatham Offshore being in excess of a notional amount to be determined according to a formula set forth in the Tax Sharing Agreement).

    (h) Upon completion of the Merger, DeepTech will no longer operate Tatham Offshore and DeepFlex/RIGCO under its management agreements discussed in Note 7. Tatham Offshore will hire a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy.

    (i) El Paso will acquire the minority interests of Leviathan Holdings, Offshore Marketing and Offshore Gas Processors, Inc. primarily held by DeepTech management for an aggregate of $55.0 million. As a result, El Paso will own 100% of Leviathan's general partner interest in the Partnership and an overall 27.3% effective interest in the Partnership.

    (j) Pursuant to the Merger Agreement, employees of DeepTech or the Partnership who are terminated upon the closing of the Merger or during the six months thereafter, will receive certain severance payments from DeepTech or El Paso.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for the periods presented.


                                            For the Three Months                         For the Three Months
                                           Ended March 31, 1998                          Ended March 31, 1997
                                -----------------------------------------     ---------------------------------------
                                                                Per Share                                    Per Share
                                     Loss          Shares        Amount         Income         Shares         Amount
                                     ----          ------        ------         ------         ------         ------
BASIC EPS
   Net (loss) income              $(1,701,000)    22,473,146   $   (0.08)     $1,665,000    18,598,311      $    0.09
                                                               =========                                    =========

EFFECT OF DILUTIVE SECURITIES
   Warrants                                --             --                         --      1,515,037
   Options                                 --             --                         --        602,825
                                  -----------     ----------                  ----------     ---------
DILUTED EPS
   Net (loss) income              $(1,701,000)    22,473,146   $   (0.08)     $1,665,000    20,716,173      $    0.08
                                  ===========     ==========   =========      ==========    ==========      =========

                                            For the Nine Months                          For the Nine Months
                                           Ended March 31, 1998                          Ended March 31, 1997
                                -----------------------------------------     ---------------------------------------
                                                                Per Share                                   Per Share
                                    Income         Shares        Amount         Income        Shares         Amount
                                    ------         ------        ------         ------        ------         ------
BASIC EPS
   Net income                     $ 1,581,000     20,903,790   $    0.08     $ 3,297,000    17,712,638     $     0.19
                                                               =========                                   ==========

EFFECT OF DILUTIVE SECURITIES
   Warrants                                --      2,367,343                         --      1,915,158
   Options                                 --      1,193,081                         --        697,361
                                  -----------     ----------                 -----------    ----------
DILUTED EPS
   Net income                     $ 1,581,000     24,464,214   $    0.06      $3,297,000    20,325,157     $     0.16
                                  ===========     ==========   =========     ===========    ==========     ==========

Warrants to purchase 167,092 shares of common stock at $13.50 per share were outstanding during the three and nine months ended March 31, 1998 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants remain outstanding. Warrants and options to purchase 1,821,092 shares of common stock at an average of $10.07 per share were outstanding during the three and nine months ended March 31, 1997 but were excluded in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.

NOTE 4 - EQUITY INVESTMENTS:

The summarized financial information for the Company's investments which are accounted for using the equity method is as follows:

                            SUMMARIZED BALANCE SHEET
                                 (In thousands)

                                             Leviathan Gas
                                        Pipeline Partners, L.P.             Tatham Offshore, Inc.
                                      -------------------------          --------------------------
                                      March 31,         June 30,         March 31,         June 30,
                                        1998              1997             1998              1997
      Current assets                $      8,635     $      18,621     $       3,341    $      9,438
      Noncurrent assets                  402,165           383,259            37,973          32,069
      Current liabilities                 15,810            11,260             3,527           1,540
      Long-term debt                     251,000           217,000               --           60,000
      Other noncurrent liabilities        16,636             9,915             7,229           7,663

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                     SUMMARIZED HISTORICAL OPERATING RESULTS
                                 (In thousands)

                                     Nine Months
                                  Ended March 31, 1998                   Nine Months Ended March 31, 1997
                                -----------------------       ------------------------------------------------------
                                                  Tatham                     DeepFlex                       Tatham
                                 Partnership     Offshore     Partnership   Partners (a)       Total       Offshore
Operating revenue                 $ 63,222       $  9,276       $ 84,337       $  4,448                     $ 16,508
Other income                           397            205          1,670            185                          422
Operating expenses                 (21,904)        (8,617)       (16,038)        (2,804)                     (10,362)
Depreciation                       (26,217)        (3,125)       (34,449)          (504)                      (3,500)
Other expenses                     (11,170)        (1,743)        (7,937)        (1,195)                      (6,314)
                                  --------       --------       --------       --------                     --------
Net income (loss)                    4,328         (4,004)        27,583            130                       (3,246)
Preferred stock dividends             --           (2,829)          --             --                         (2,944)
                                  --------       --------       --------       --------                     --------
Net income (loss) available
  to common shareholders             4,328         (6,833)        27,583            130                       (6,190)
Effective ownership
  percentage                          27.3%          58.2%(e)      27.3%             50%                       36.72%
                                  --------       --------       --------       --------                     --------
                                     1,182         (3,977)         7,530             65                       (2,273)
Intercompany profit (b)               --            1,069           --             --                            640
Preferred stock dividends(c)          --             --             --             --                            636
Other equity investees                  29           --               63           --                           (155)
Other                                  427 (d)        498 (f)        902           --                            908 (f)
                                  --------       --------       --------       --------       --------      --------
Equity in earnings (losses)       $  1,638       $ (2,410)      $  8,495       $     65       $  8,560      $   (244)
                                  ========       ========       ========       ========       ========      ========
Distributions/dividends           $ 14,969       $   --         $  8,304       $   --         $  8,304      $   --
                                  ========       ========       ========       ========       ========      ========

----------------
   (a) Effective September 30, 1996, RIGCO acquired the FPS Laffit Pincay from DeepFlex Production Partners, L.P. ("DeepFlex Partners"), which is owned 50% by DeepFlex, for the assumption of the then outstanding payment-in-kind indebtedness ("PIK Notes").
   (b) Represents the effect of the elimination of a portion of profit generated from the sale of three oil and gas properties by Tatham Offshore to the Partnership in 1995, both of which are equity investees of DeepTech. The profit is recognized as the oil and gas reserves are produced.
   (c) The Company's share of Tatham Offshore's Series A and Series C cumulative preferred stock dividends.
   (d) Represents additional income allocated by the Partnership to Leviathan as a result of the Partnership achieving certain target levels of cash distributions to its unitholders. See discussion of incentive distributions to Leviathan below.
   (e) Represents the average ownership percentage as a result of DeepTech converting $60.0 million of promissory notes due from Tatham Offshore into shares of Tatham Offshore common stock in December 1997 increasing DeepTech's ownership interest in Tatham Offshore from 35.7% to approximately 94%. See Notes 2 and 7.
   (f) Includes the effect of the change during the period in DeepTech's ownership percentage of Tatham Offshore's common equity.

The Partnership and its subsidiaries distribute 100% of available cash, as defined, on a quarterly basis to the holders of the Preference Units and to Leviathan, as general partner and holder of the Common Units. These distributions are effectively made 98% to unitholders and 2% to Leviathan, subject to the payment of incentive distributions to Leviathan if certain target levels of cash distributions to Unitholders are achieved (the "Incentive Distributions"). As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. In August 1997, the Partnership paid a cash distribution of $0.45 per Preference and Common Unit for the period from April 1, 1997 through June 30, 1997 and an Incentive Distribution of $1.2 million to Leviathan. In October 1997, the Partnership paid a cash distribution of $0.475 per Preference and Common Unit for the period from July 1, 1997 through September 30, 1997 and an Incentive Distribution of $1.8 million to Leviathan. In February 1998, the Partnership paid a cash distribution of $0.50 per Preference and Common Unit for the period from October 1, 1997 through December 31, 1997 and an Incentive Distribution of $2.4 million to Leviathan. In April 1998, the Partnership declared a cash distribution of $0.525 per Preference and Common Unit for the period from January 1, 1998 through March 31, 1998 which will be paid on May 15, 1998 to unitholders of record as of April 30, 1998. Leviathan will receive an Incentive Distribution of $3.0 million for the quarter ended March 31, 1998.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - INDEBTEDNESS:

Outstanding indebtedness is comprised of the following:

                                       March 31, 1998             June 30, 1997
                                  -----------------------     ----------------------
                                    Current     Long-term         Current  Long-term
                                                    (in thousands)
Notes payable:
   RIGCO Credit Facility           $  64,841   $      --     $   7,893    $   68,357
   Senior Notes                          --        81,064          --         80,854
   Senior Subordinated Notes             --        15,350          --         15,350

RIGCO Credit Facility

The RIGCO Credit Facility, as amended, is a senior secured credit facility with a syndicate of lenders providing for $77 million. The RIGCO Credit Facility (i) matures on September 30, 1998, (ii) bears interest at the prime rate plus 3% per annum, payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including two semisubmersible drilling rigs, (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and (v) is subject to customary conditions and covenants. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $7.9 million for the nine months ended March 31, 1998.

Senior Notes

In 1994, DeepTech completed a public offering of $82 million of 12% senior secured notes (the "Senior Notes") due December 15, 2000. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 12% per annum. See Note 7. Interest and amortization of debt issue costs and bond discounts related to the Senior Notes totaled $8.1 million for the nine months ended March 31, 1998.

Senior Subordinated Notes

In January 1997, DeepTech issued $15,350,000 aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") to an investment banking firm in exchange for an aggregate of $15,350,000 principal amount of Company indebtedness. The Senior Subordinated Notes are unsecured, bear interest at 11% per annum, payable quarterly and are due on May 31, 2000. The Senior Subordinated Notes, which are subordinated to the existing Senior Notes and will rank senior to all subordinated indebtedness of DeepTech, are not redeemable before June 15, 1999 and thereafter may be redeemed at 101% of the principal amount thereof, plus accrued interest. See Note 7. Interest and amortization of debt issue costs related to this debt totaled $1.3 million for the nine months ended March 31, 1998.

NOTE 6 - STOCKHOLDERS' EQUITY:

Under various agreements and arrangements, DeepTech has authorized the issuance of stock warrants and options to noteholders, financial institutions, employees and directors. During the nine months ended March 31, 1998, DeepTech issued 5,448,829 shares of common stock pursuant to the exercise of outstanding warrants and options at prices ranging from $4.00 per share to $10.15 per share resulting in $29.2 million in proceeds to DeepTech. At March 31, 1998, DeepTech had outstanding warrants and options to acquire 4,371,538 shares of common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS:

Management Agreements

DeepTech has entered into management agreements with certain of its affiliates, including Leviathan and Tatham Offshore, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. Leviathan, as general partner of the Partnership, is entitled to reimbursement of all reasonable expenses incurred by it or its affiliates for or on behalf of the Partnership including

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

amounts payable by Leviathan to DeepTech under a management agreement. Effective July 1, 1997, the management agreements with Leviathan and Tatham Offshore were amended to provide for an annual management fee of 52% and 26%, respectively, of DeepTech's overhead expenses. During the nine months ended March 31, 1998, the Partnership and Tatham Offshore were charged $6.6 million and $3.3 million, respectively, under their respective agreements. See Note 2 for a discussion of the Redemption Agreement and the forgiveness of certain amounts charged to Tatham Offshore.

In addition, DeepTech's management agreement with Leviathan requires a payment by Leviathan to compensate DeepTech for certain tax liabilities resulting from, among other things, additional taxable income allocated to Leviathan due to (i) the issuance of additional Preference Units (including the sale of the Preference Units by the Partnership pursuant to the public offering of additional Preference Units) and (ii) the investment of such proceeds in additional acquisitions or construction projects. During the nine months ended March 31, 1998, Leviathan charged the Partnership $0.5 million to compensate DeepTech for additional taxable income allocated to Leviathan.

The management agreements with Tatham Offshore and DeepFlex will terminate upon the closing of the Merger.

Subordinated Notes Receivable from Tatham Offshore

As of June 30, 1997, DeepTech held an aggregate principal amount of $60.0 million of Tatham Offshore Subordinated Convertible Promissory Notes (the "Subordinated Notes"). Interest income related to the Subordinated Notes totaled $1.7 million from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved entering into an option agreement with Tatham Offshore to restructure the Subordinated Notes (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, DeepTech forgave the interest payments due in September and December 1997 under the Subordinated Notes and, on December 17, 1997, converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average of the closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, DeepTech no longer has the $60.0 million of Subordinated Notes receivable from Tatham Offshore or the approximate $27.0 million accumulated loss of Tatham Offshore in excess of DeepTech's investment recorded on the consolidated balance sheet at June 30, 1997. Instead, the net of these amounts, approximately $33.0 million, is reflected on the consolidated balance sheet as an equity investment at March 31, 1998.

In February 1998, DeepTech offered to repurchase all of its Senior Notes and Senior Subordinated Notes at 101% of the principal amounts thereof, plus accrued and unpaid interest to the date of repurchase. Under the terms of the Senior
Note Indenture and the Senior Subordinated Note Agreement, DeepTech was obligated to make this repurchase offer since it had converted all of the Subordinated Notes into Tatham Offshore common stock. None of the holders of the Senior Notes and the Senior Subordinated Notes requested DeepTech to repurchase any of the debt outstanding.

Other

In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C 4% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") for 406,783 Tatham Offshore exchange warrants and immediately converted these exchange warrants into 406,783 shares of Tatham Offshore common stock at $6.53 per share for a total cost of $2.7 million. Tatham Offshore used the proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex received $2.1 million as a result of this redemption by Tatham Offshore. In March 1998, DeepFlex conveyed the 406,783 shares of Tatham Offshore common stock to DeepTech (Note 2).

During the nine months ended March 31, 1998, Leviathan Holdings paid dividends of $18.4 million to its common stockholders, which included DeepTech, as a result of its 85% ownership interest in Leviathan Holdings.

In January and April 1995, an officer/director of DeepTech and Leviathan executed unsecured, non-interest bearing demand notes in favor of DeepTech for $100,000 and $300,000, respectively. In January 1998, DeepTech forgave these notes which are included as compensation costs in general and administrative expenses for the nine months ended March 31, 1998.

                  DEEPTECH INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Tatham Offshore

The Nasdaq Stock Market, Inc. ("Nasdaq") listing criteria requires a company listed on The Nasdaq National Market to have a minimum dollar value associated with the public float of its listed stock. On February 23, 1998, the Nasdaq minimum public float requirement increased from $1.0 million to $5.0 million. Pursuant to an exception granted by Nasdaq, Tatham Offshore has until May 26, 1998 to meet the minimum public float requirement. Since the market value of Tatham Offshore's public float (i) has exceeded $5 million from time to time since February 23, 1998 and (ii) is expected to be well in excess of $5 million when the Rights Offering is consummated, Tatham Offshore has requested that Nasdaq either (i) agree that the public float requirement has been met or (ii) agree to extend the exception period until the earlier to occur of September 30, 1998 or the date on which the Rights Offering is consummated. However, no assurance can be given regarding Nasdaq's position, and in the event Tatham Offshore is unable to comply with the new public float requirement, Tatham Offshore's common stock will immediately be delisted from The Nasdaq National Market. In the event that The Nasdaq National Market delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock and Tatham Offshore's ability to access equity markets in the future.

The Company

The Company anticipates that the Merger with El Paso will occur in June or July 1998. However, if such Merger does not occur, the Company anticipates that it will need significant additional funds from outside sources to fund its financial obligations which mature in 1998 and beyond. Management believes that the Company will be able to obtain funds from outside sources to satisfy these obligations; however, there can be no assurances that DeepTech or its subsidiaries will be able to raise capital on terms it deems acceptable, if at all. Further, the Company's debt agreements contain covenants that, among other things, require the Company to meet certain collateral coverage tests and restrict the ability of the Company to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions.

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

NOTE 9 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                      Nine Months Ended March 31,
                                      ---------------------------
                                        1998               1997
                                           (in thousands)
         Interest                  $      12,098       $       6,997
         Taxes                     $        --         $       1,000

Supplemental disclosures of noncash investing and financing activities

                                                       Nine Months Ended March 31,
                                                     -------------------------------
                                                        1998               1997
                                                            (in thousands)
         Conversion of receivable from affiliate into
            equity investment                           $ 60,000           $  --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 1998. Unless the context otherwise requires, references to the "Company" shall mean the assets and operations of DeepTech and its consolidated subsidiaries.

DeepTech is currently a diversified energy company engaged, through its operating subsidiaries, Tatham Offshore and certain joint ventures, in offshore contract drilling services and the acquisition, development, exploration, production, processing, gathering, transportation and marketing of oil and gas located primarily offshore the United States in the Gulf and offshore eastern Canada.

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

Tatham Offshore is an independent energy company currently pursuing energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities, related gas processing facilities, a facility for the generation of electricity and other related investments. Historically, Tatham Offshore was engaged in the development, exploration and production of offshore oil and gas reserves located primarily in the flextrend and deepwater areas of the Gulf. DeepTech owns approximately 28.1 million shares of Tatham Offshore common stock representing approximately 94% of the issued and outstanding common stock of Tatham Offshore and approximately 4.7 million shares of Tatham Offshore's Series A Preferred Stock. The Partnership owns 7,500 shares of Senior Preferred Stock of Tatham Offshore. Currently, Tatham Offshore has entered into contracts and other agreements which, if consummated, will allow Tatham Offshore to (i) divest itself of its oil and gas properties and related assets located in the Gulf,
(ii) operate independently of DeepTech, (iii) acquire two semisubmersible drilling rigs and (iv) redeem its Senior Preferred Stock. See "-- Liquidity and Capital Resources -- Tatham Offshore -- Liquidity Outlook" and Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Recent Events."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Oil and gas sales from the Company's marketing operations totaled $12.2 million for the three months ended March 31, 1998 as compared with $34.1 million for the three months ended March 31, 1997. During the three months ended March 31, 1998 and 1997, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership and Tatham Offshore. During the three months ended March 31, 1998, the Company sold 4,387 million cubic feet ("MMcf") of gas and 250,245 barrels of oil at average prices of $2.09 per thousand cubic feet ("Mcf") and $11.98 per barrel, respectively. During the same period in 1997, the Company sold 10,381 MMcf of gas and 315,000 barrels of oil at average prices of $2.62 per Mcf and $21.93 per barrel, respectively.

Drilling services totaled $16.5 million for the three months ended March 31, 1998 as compared with $4.5 million for the three months ended March 31, 1997. Drilling services for the three months ended March 31, 1998 primarily represented revenue from contract drilling services provided by the FPS Laffit Pincay and FPS Bill Shoemaker whereas revenue for the same period in 1997 represented contract drilling services provided by the FPS Laffit Pincay.

Equity in earnings totaled $3.0 million for the three months ended March 31, 1997 and primarily included equity earnings of the Partnership. During the three months ended March 31, 1997, the Partnership had total operating revenue of $31.0 million and net income of $9.0 million. For the three months ended March 31, 1997, total gathering and transportation throughput, net to the Partnership, was 241 billion cubic feet ("Bcf") of gas. Oil volumes from Poseidon Oil Pipeline, net to the Partnership, totaled 1.4 million barrels for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Partnership produced and sold 6,191 MMcf of gas and 203,000 barrels of oil at average prices of $2.15 per Mcf and $22.53 per barrel, respectively.

Oil and gas purchases by the Company's marketing operations for the three months ended March 31, 1998 totaled $12.0 million as compared with $33.5 million for the same period in 1997. The activity for both periods represented the cost of oil and gas purchased from the Partnership and Tatham Offshore for resale. During the three months ended March 31, 1998, the Company purchased 4,387 MMcf of gas and 250,245 barrels of oil at average prices of $2.07 per Mcf and $11.74 per barrel, respectively. During the three months ended March 31, 1997, the Company purchased 10,381 MMcf of gas and 295,000 barrels of oil at average prices of $2.60 per Mcf and $21.75 per barrel, respectively.

Operating expenses for the three months ended March 31, 1998 totaled $7.8 million and included costs to operate the FPS Laffit Pincay and FPS Bill Shoemaker. Operating expenses for the three months ended March 31, 1997 totaled $2.5 million and included costs to operate the FPS Laffit Pincay.

Losses of equity investees for the three months ended March 31, 1998 totaled $2.0 million and was primarily related to equity losses of the Partnership and Tatham Offshore. Losses of equity investees totaled $0.1 million for the three months ended March 31, 1997 and was primarily related to equity losses of Tatham Offshore and DeepFlex Partners. During the three months ended March 31, 1998, the Partnership had total operating revenue of $17.7 million and a net loss of $1.4 million. For the three months ended March 31, 1998, total gathering and transportation throughput, net to the Partnership was 267 Bcf of gas. In addition, the Partnership produced and sold 2,789 MMcf of gas and 170,095 barrels of oil at average prices of $2.20 per Mcf and $17.26 per barrel, respectively, during the three months ended March 31, 1998. Oil volumes from Poseidon Oil Pipeline, net to the Partnership, totaled 2.4 million barrels for the three months ended March 31, 1998. During the three months ended March 31, 1998, Tatham Offshore had total operating revenue of $2.1 million and produced and sold 1,016 MMcf of gas and 1,775 barrels of oil at average prices of $2.06 per Mcf and $14.28 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $2.5 million for the three months ended March 31, 1998. In addition, Tatham Offshore's net loss was increased by $0.9 million in preferred stock dividends in arrears for the three months ended March 31, 1998. During the three months ended March 31, 1997, Tatham Offshore had total operating revenue of $6.2 million and interest income of $0.2 million. During the three months ended March 31, 1997, Tatham Offshore produced and sold 2,075 MMcf of gas and 45,000 barrels of oil at average prices of $2.51 per Mcf and $22.39 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $5.4 million and other expenses totaled $2.1 million for the three months ended March 31, 1997. In addition, Tatham Offshore's net loss was increased by $1.0 million in preferred stock dividends in arrears for the three months ended March 31, 1997. During the three months ended March 31, 1997, DeepFlex Partners recorded a net loss of $0.4 million.

Depreciation and amortization totaled $1.3 million for the three months ended March 31, 1998 as compared with $0.4 million for the same period in 1997. The increase is primarily related to depreciation of the FPS Bill Shoemaker which was placed in service in August 1997.

General and administrative expenses for the three months ended March 31, 1998 totaled $2.9 million as compared with $0.6 million for the same period in 1997. The increase of $2.3 million was primarily due to legal fees and other expenses associated with the impending Merger with El Paso.

Operating income for the three months ended March 31, 1998 totaled $2.6 million as compared with operating income of $4.5 million for the same period in 1997. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the three months ended March 31, 1998 totaled $0.4 million as compared with $1.9 million for the same period in 1997. Interest and other income for the three months ended March 31, 1998 included interest income derived from available cash. Interest and other income for the three months ended March 31, 1997 included interest income derived from (i) the Subordinated Notes of $1.7 million and (ii) other affiliate debt and available cash of $0.2 million. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 7 -- Related Party Transactions -- Subordinated Notes Receivable from Tatham Offshore."

Interest and other financing costs for the three months ended March 31, 1998 totaled $5.6 million as compared with $3.3 million for the same period in 1997. Interest and other financing costs for the three months ended March 31, 1998 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.4 million and (iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $2.5 million. Interest and other financing costs for the three months ended March 31, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $2.7 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.3 million, (iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.1 million, (iii) interest costs related to $11.0 million of third-party indebtedness of the Company of $0.1 million and (iv) other interest expense of $0.1 million. The Company capitalized $2.2 million of interest costs related to the RIGCO Credit Facility during the three months ended March 31, 1997 in connection with the FPS Bill Shoemaker make-ready project.

During the three months ended March 31, 1998, the Company recorded an income tax benefit of $0.9 million as compared with an income tax expense of $1.1 million for the three months ended March 31, 1997.

After taking into account $52,000 of income resulting from minority interests in consolidated subsidiaries, the Company's net loss for the three months ended March 31, 1998 totaled $1.7 million, or $0.08 per share. For the three months ended March 31, 1997, the Company reported net income of $1.7 million, or $0.09 per share, after taking into account a $0.4 million loss resulting from minority interests in consolidated subsidiaries. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 3 -- Summary of Significant Accounting Policies."

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

Oil and gas sales from the Company's marketing operations totaled $58.3 million for the nine months ended March 31, 1998 as compared with $89.7 million for the nine months ended March 31, 1997. During the nine months ended March 31, 1998 and 1997, the Company derived its oil and gas revenue by marketing the oil and gas production of the Partnership and Tatham Offshore. During the nine months ended March 31, 1998, the Company sold 18,578 MMcf of gas and 753,485 barrels of oil at average prices of $2.49 per Mcf and $15.84 per barrel, respectively. During the same period in 1997, the Company sold 27,244 MMcf of gas and 893,000 barrels of oil at average prices of $2.55 per Mcf and $22.54 per barrel, respectively.

Drilling services totaled $51.3 million for the nine months ended March 31, 1998 representing revenue from contract drilling services provided by the FPS Laffit Pincay and the FPS Bill Shoemaker. Drilling services totaled $9.1 million for the nine months ended March 31, 1997 and represented revenue from contract drilling services provided by the FPS Laffit Pincay from October 1, 1996 through March 31, 1997. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996.

Equity in earnings totaled $1.6 million for the nine months ended March 31, 1998 as compared with $8.6 million for the same period in 1997. Equity in earnings for the nine months ended March 31, 1998 primarily included equity earnings of the Partnership whereas equity in earnings for the nine months ended March 31, 1997 primarily included equity earnings of the Partnership and DeepFlex Partners of $8.4 million and $0.2 million, respectively. During the nine months ended March 31, 1998, the Partnership had total operating revenue of $63.2 million as compared with $84.3 million for the nine months ended March 31, 1997. For the nine months ended March 31, 1998, total gathering and transportation throughput, net to the Partnership, was 763 Bcf of gas as compared with 741 Bcf of gas for the nine months ended March 31, 1997. Oil volumes from Poseidon Oil Pipeline, net to the Partnership, totaled 6.4 million barrels and 4.0 million barrels for the nine months ended March 31, 1998 and 1997, respectively. In addition, the Partnership produced and sold 10,874 MMcf of gas and 562,000 barrels of oil at average prices of $2.03 per Mcf and $18.90 per barrel, respectively, during the nine months ended March 31, 1998. During the same period in 1997, the Partnership produced and sold 15,546 MMcf of gas and 571,000 barrels of oil at average prices of $2.17 per Mcf and $22.04 per barrel, respectively. DeepFlex Partners had operating revenue of $4.4 million and nonoperating revenue of $0.2 million for the nine months ended March 31, 1997. DeepFlex Partners' depreciation and operating expenses totaled $3.3 million and other expenses totaled $1.2 million for the nine months ended March 31, 1997.

Oil and gas purchases by the Company's marketing operations for the nine months ended March 31, 1998 totaled $57.7 million as compared with $88.4 million for the same period in 1997. The activity for both periods primarily represented the cost of oil and gas purchased from the Partnership and Tatham Offshore for resale. During the nine months ended March 31, 1998, the Company purchased 18,578 MMcf of gas and 753,485 barrels of oil at average prices of $2.48 per Mcf and $15.53 per barrel, respectively. During the nine months ended March 31, 1997, the Company purchased 27,244 MMcf of gas and 873,000 barrels of oil at average prices of $2.53 per Mcf and $22.19 per barrel, respectively.

Operating expenses for the nine months ended March 31, 1998 totaled $25.2 million and included costs to operate the FPS Laffit Pincay and FPS Bill Shoemaker. Operating expenses for the nine months ended March 31, 1997 totaled $5.0 million and included costs to operate the FPS Laffit Pincay subsequent to its acquisition by RIGCO on September 30, 1996. Prior to October 1, 1996, the Company conducted its contract drilling services related to the FPS Laffit Pincay through DeepFlex Partners which activity is included in equity earnings for the period from July 1, 1996 through September 30, 1996, as discussed above.

Losses of equity investees for the nine months ended March 31, 1998 totaled $2.4 million as compared with $0.2 million for the nine months ended March 31, 1997 and was primarily related to equity losses of Tatham Offshore. During the nine months ended March 31, 1998, Tatham Offshore had total operating revenue of $9.3 million and interest income of $0.2 million. During the nine months ended March 31, 1998, Tatham Offshore produced and sold 3,739 MMcf of gas and 14,795 barrels of oil at average prices of $2.41 per Mcf and $17.02 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $11.7 million and other expenses totaled $1.7 million for the nine months ended March 31, 1998. In addition, Tatham Offshore's net loss was increased by $2.8 million in preferred stock dividends in arrears for the nine months ended March 31, 1998. During the nine months ended March 31, 1997, Tatham Offshore had total operating revenue of $16.5 million and interest income of $0.4 million. During the nine months ended March 31, 1997, Tatham Offshore produced and sold 5,354 MMcf of gas and 153,000 barrels of oil at average prices of $2.43 per Mcf and $22.86 per barrel, respectively. Tatham Offshore's depreciation and operating expenses totaled $13.9 million and other expenses totaled $6.3 million for the nine months ended March 31, 1997. In addition, Tatham Offshore's net loss was increased by $3.0 million in preferred stock dividends in arrears for the nine months ended March 31, 1997.

Depreciation and amortization totaled $4.1 million for the nine months ended March 31, 1998 as compared with $0.9 million for the same period in 1997. The increase is primarily related to depreciation of the FPS Laffit Pincay which was acquired on September 30, 1996 and the FPS Bill Shoemaker which was placed in service in August 1997.

General and administrative expenses for the nine months ended March 31, 1998 totaled $4.5 million as compared with $1.7 million for the same period in 1997. The increase of $2.8 million is primarily due to legal fees and other expenses associated with the impending Merger with El Paso.

Operating income for the nine months ended March 31, 1998 totaled $17.1 million as compared with operating income of $11.1 million for the same period in 1997. The change in operating income primarily represented the net effect of the items discussed above.

Interest and other income for the nine months ended March 31, 1998 totaled $2.7 million as compared with $7.0 million for the same period in 1997. Interest and other income for the nine months ended March 31, 1998 included interest income derived from (i) the Subordinated Notes of $1.7 million and (ii) available cash of $1.0 million. Interest and other income for the nine months ended March 31, 1997 included interest income derived from (i) the Subordinated Notes of $5.3 million and (ii) the PIK Notes payable from DeepFlex Partners of $1.2 million and (iii) other affiliate debt and available cash of $0.5 million. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 7 -- Related Party Transactions -- Subordinated Notes Receivable from Tatham Offshore."

Interest and other financing costs for the nine months ended March 31, 1998 totaled $17.1 million as compared with $11.6 million for the same period in 1997. Interest and other financing costs for the nine months ended March 31, 1998 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $8.1 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $1.4 million and
(iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $7.6 million, net of $0.3 million in interest capitalized related to the FPS Bill Shoemaker. Interest and other financing costs for the nine months ended March 31, 1997 included (i) interest and amortization of debt issue costs and discounts related to the Senior Notes of $8.1 million, (ii) interest and amortization of debt issue costs related to the Senior Subordinated Notes of $0.3 million, (iii) interest and amortization of debt issue costs related to the RIGCO Credit Facility of $0.8 million, net of $3.8 million in interest capitalized related to the FPS Bill Shoemaker, (iv) interest and amortization of debt issue costs related to $41.5 million of other indebtedness of the Company of $1.5 million and (v) other interest expense of $0.9 million.

During the nine months ended March 31, 1998, the Company recorded income tax expense of $0.9 million as compared with $2.2 million for the nine months ended March 31, 1997.

After taking into account a $0.2 million loss resulting from minority interests in consolidated subsidiaries, the Company's net income for the nine months ended March 31, 1998 totaled $1.6 million, or $0.08 per share. For the nine months ended March 31, 1997, the Company reported net income of $3.3 million, or $0.19 per share, after taking into account a $1.0 million loss resulting from minority interests in consolidated subsidiaries. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 3 -- Summary of Significant Accounting Policies."

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

Sources of cash. As a holding company whose material assets currently consist primarily of stock of and notes receivable from its subsidiaries, DeepTech is, and expects to continue to be, dependent upon management fees and dividends funded by distributions from the Partnership to pay its operating expenses, service its debt and satisfy its other obligations. In addition, DeepTech may receive proceeds from the exercise of outstanding warrants and options to purchase shares of DeepTech common stock.

DeepTech has entered into management agreements with each of its direct subsidiaries. The management fees charged to such subsidiaries are intended to approximate the amount of resources allocated by DeepTech to each such subsidiary for operational, financial, accounting and administrative services. Effective July 1, 1997, DeepTech began charging Leviathan, Tatham Offshore, DeepFlex Services and Offshore Marketing a management fee equal to 52%, 26%, 18% and 4%, respectively, of DeepTech's overhead expenses. For the nine months ended March 31, 1998, Leviathan and Offshore Marketing made their required cash payments to DeepTech for their management fees. Tatham Offshore made their required cash payments to DeepTech for their management fees through December 31, 1997. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Recent Events" for a discussion of the Redemption Agreement and the forgiveness of certain amounts charged to Tatham Offshore. DeepFlex did not make cash payments of management fees to DeepTech during such period.

DeepTech receives, through dividends from Leviathan Holdings, its proportionate share of distributions paid by the Partnership to Leviathan in respect of Leviathan's general partner interest, limited partner interest evidenced by Common Units and nonmanaging interest in certain subsidiaries of the Partnership. Leviathan, as general partner, is also entitled to the payment of incentive distributions if certain target levels of distributions are achieved ("Incentive Distributions"). As a result, DeepTech's proportionate share of the aggregate distributions paid to Leviathan for the nine months ended March 31, 1998 was $12.7 million. Leviathan is also required to reimburse DeepTech for certain tax liabilities DeepTech incurs in connection with certain matters relating to the operations of the Partnership.

During the nine months ended March 31, 1998, RIGCO generated $24.1 million of net operating cash flow, $17.6 million of which was used to pay interest and principal due under the RIGCO Credit Facility and $5.4 million of which will be used to reduce the principal balance outstanding under the RIGCO Credit Facility.

DeepTech has effected and is presently maintaining a continuous shelf registration statement (the "Registration Statement") which registers substantially all of the common stock underlying outstanding warrants and options issued by DeepTech and certain other stock held by stockholders and warrantholders of DeepTech. Although DeepTech will not directly receive any proceeds from the sale of any securities covered by the Registration Statement because such securities are held by DeepTech stockholders and warrantholders, DeepTech has received, and expects to continue to receive, proceeds from the exercise of warrants and options covered by the Registration

Statement. In addition to the warrants and options covered by the Registration Statement, DeepTech has issued options pursuant to its non-employee director and employee plans. Since all of DeepTech's unvested options would automatically vest as a result of the "change of control" occurring upon the closing of the Merger, DeepTech has decided to accelerate the vesting date of all of the unvested options to permit such holders to have the ability to participate in the Rights Offering. As of March 31, 1998, DeepTech had outstanding warrants and options to acquire 4,371,538 shares of common stock. During the nine months ended March 31, 1998, warrants and options totaling 5,448,829 were exercised at prices ranging from $4.00 per share to $10.15 per share resulting in $29.2 million in proceeds to DeepTech. Management believes that, based on the difference between the exercise price under such warrants and options (ranging from $4.00 to $13.50 per share) and the closing price of DeepTech common stock on May 11, 1998 ($14.00 per share), DeepTech may receive additional equity capital as a result of warrantholders exercising their rights to acquire common stock.

Uses of Cash. The Company's capital requirements primarily consist of (i) scheduled payments of interest on the Senior Notes of $4.9 million on June 15 and December 15 of each year, or $9.8 million on an annual basis, (ii) scheduled principal payments on the RIGCO Credit Facility equal to excess cash flow as defined in the credit agreement (approximately $16.8 million for the nine months ended March 31, 1998) plus a minimum principal amortization of $250,000 per quarter and scheduled interest payments on the remaining principal balance,
(iii) scheduled interest payments on the Senior Subordinated Notes of $422,000 per quarter, or $1.7 million on an annual basis, (iv) amounts necessary to fund RIGCO's capital expenditures in excess of amounts allowed under the RIGCO Credit Facility and (v) amounts necessary to pay general and administrative and other operational expenses.

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

In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Tatham Offshore exchange warrants and immediately converted these exchange warrants into 406,783 shares of Tatham Offshore common stock at $6.53 per share for a total cost of $2.7 million. Tatham Offshore used the proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex received $2.1 million as a result of this redemption by Tatham Offshore. In March 1998, DeepFlex conveyed the 406,783 shares of Tatham Offshore common stock to DeepTech.

Liquidity Outlook. The Company intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash provided from management fees and dividends funded by distributions from the Partnership. As of March 31, 1998, the Company had $39.9 million of funds available primarily as a result of the exercise of 5.4 million warrants and options resulting in $29.2 million in proceeds to DeepTech.

In September 1997, DeepTech and Tatham Offshore entered into the Restructuring Agreement whereby DeepTech forgave the interest payments due in September and December 1997 under the Subordinated Notes and, on December 17, 1997, converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, DeepTech no longer has the $60.0 million of Subordinated Notes receivable from Tatham Offshore or approximate $27.0 million accumulated loss of Tatham Offshore in excess of DeepTech's investment recorded on the consolidated balance sheet at June 30, 1997. Instead, the net of these amounts, approximately $33.0 million, is reflected on the consolidated balance sheet as an equity investment at March 31, 1998. Tatham Offshore will not make interest payments to DeepTech of $7.1 million as it had in prior years.

In February 1998, DeepTech offered to repurchase all of its Senior Notes and Senior Subordinated Notes at 101% of the principal amounts thereof, plus accrued and unpaid interest to the date of repurchase. Under the terms of the Senior
Note Indenture and the Senior Subordinated Note Agreement, DeepTech was obligated to make this repurchase offer since it had converted all of the Subordinated Notes into Tatham Offshore common stock. None of the holders of the Senior Notes and the Senior Subordinated Notes requested DeepTech to repurchase any of the debt outstanding.

Upon consummation of the Rights Offering, Tatham Offshore and DeepFlex/RIGCO will operate independently of DeepTech and substantially all of their agreements with DeepTech will terminate. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Recent Events."

The Company anticipates that the Merger with El Paso will occur in June or July 1998. However, if such Merger does not occur, the Company anticipates that it will need significant additional funds from outside sources to fund its debt obligations which mature in 1998 and beyond. These obligations include the repayment by RIGCO of the remaining balance of the RIGCO Credit Facility which is due in September 1998, the repayment of DeepTech's Senior Subordinated Note which is due in May 2000 and the principal balance of $82.0 million under DeepTech's Senior Notes which are due in December 2000. The Company contemplates raising such funds through (i) the sale of equity securities of Tatham Offshore,
(ii) the exercise of additional outstanding warrants to acquire DeepTech common stock and (iii) the issuance of additional debt or debt refinancing. DeepTech intends to attempt to effect the rights offering of Tatham Offshore stock even if the Merger with El Paso fails to occur. However, there can be no assurance that the Rights Offering will be consummated or DeepTech will be able to raise capital on terms it deems acceptable on a timely basis. Further, each of the Senior Note Indenture and the Senior Subordinated Note Agreement contain covenants that, among other things, require DeepTech to meet certain collateral coverage tests and restrict the ability of DeepTech to incur additional indebtedness, effect certain asset sales and engage in certain mergers or similar transactions. The employment of RIGCO's FPS Laffit Pincay and FPS Bill Shoemaker during the nine months ended March 31, 1998 generated $24.1 million of operating net cash flows, all of which service obligations under the RIGCO Credit Facility and other outstanding accounts payable. The employment of both drilling rigs for the remainder of fiscal year ending June 30, 1998 is expected to generate approximately $6.9 million of operating net cash flows, substantially all of which is expected to be used to service obligations under the RIGCO Credit Facility. Accordingly, unless the RIGCO Credit Facility is refinanced, DeepTech and its operating subsidiaries other than RIGCO will continue to be dependent on funds from sources other than RIGCO. The failure to obtain additional capital would have a material adverse effect on DeepTech's financial condition and results of operations.

DeepTech has never declared or paid dividends on its common stock and expects to retain all available earnings generated by its operations for the growth and development of the business.

THE PARTNERSHIP

Sources of Cash. The Partnership intends to satisfy its capital requirements and other working capital needs primarily from cash on hand, cash from operations and borrowings under the Partnership Credit Facility (discussed below). Net cash provided by operating activities for the year ended March 31, 1998 totaled $13.2 million. At March 31, 1998, the Partnership had cash and cash equivalents of $1.3 million.

Cash from operations is derived from (i) payments for gathering gas through the Partnership's 100% owned pipelines, (ii) platform access and processing fees,
(iii) cash distributions from the Partnership's equity investees which include Stingray Pipeline Company ("Stingray"), High Island Offshore System ("HIOS"), U-T Offshore System ("UTOS"), Viosca Knoll Gathering System ("Viosca Knoll"), Poseidon Oil Pipeline Company, L.L.C. ("POPCO"), West Cameron Dehydration Company ("West Cameron Dehy"), Manta Ray Offshore Gathering Company, L.L.C. ("Manta Ray Offshore") and Nautilus Pipeline Company, L.L.C. ("Nautilus") (collectively, the "Equity Investees") and (iv) the sale of oil and gas attributable to the Partnership's interest in its producing properties. Oil and gas properties are depleting assets and will produce reduced volumes of oil and gas in the future unless additional wells are drilled or recompletions of existing wells are successful.

The Partnership's cash flows from operations will be affected by the ability of each Equity Investee to make distributions. Distributions from such entities are subject to the discretion of their respective management committees. Further, each of Stingray, POPCO and Viosca Knoll is party to a credit agreement under which it has outstanding obligations that may restrict the payments of distributions to its owners. Distributions to the Partnership from Equity Investees during the three months ended March 31, 1998 totaled $6.3 million.

The Partnership Credit Facility is a revolving credit facility providing for up to $300 million of available credit subject to customary terms and conditions, including certain debt incurrence limitations. Proceeds from the Partnership Credit Facility are available to the Partnership for general partnership purposes, including financing of capital expenditures, for working capital, and subject to certain limitations, for paying distributions to the

Unitholders. The Partnership Credit Facility can also be utilized to issue letters of credit as may be required from time to time; however, no letters of credit are currently outstanding. The Partnership Credit Facility matures in December 1999; is guaranteed by Leviathan and each of the Partnership's subsidiaries; and is secured by the management agreement with Leviathan, substantially all of the assets of the Partnership and Leviathan's 1% general partner interest in the Partnership and approximate 1% interest in certain subsidiaries of the Partnership. As of March 31, 1998, the Partnership had $251.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.3% per annum. In April 1998, the Partnership Credit Facility was amended to allow for the Merger of DeepTech and El Paso, the acquisition of certain assets of Tatham Offshore pursuant to the Redemption Agreement and certain other transactions. Currently, approximately $32.0 million of additional funds are available under the Partnership Credit Facility.

In March 1998, Stingray amended an existing term loan agreement to provide for additional borrowings of $11.1 million and to extend the maturity date of the loan from December 31, 2000 to March 31, 2003. The amended agreement requires Stingray to make 18 quarterly principal payments of $1.6 million commencing on December 31, 1998. The term loan agreement is principally secured by current and future gas transportation contracts between Stingray and its customers. As of March 31, 1998, Stingray had $28.5 million outstanding under its term loan agreement bearing interest at an average floating rate of 6.5% per annum.

In April 1996, POPCO entered into a revolving credit facility (the "POPCO Credit Facility") with a group of commercial banks to provide up to $150 million for the construction and expansion of the Poseidon Oil Pipeline and for other working capital needs of POPCO. POPCO's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The POPCO Credit Facility is secured by a substantial portion of POPCO's assets and matures on April 30, 2001. As of March 31, 1998, POPCO had $123.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.9% per annum. Currently, approximately $27.0 million of additional funds are available under the POPCO Credit Facility.

In December 1996, Viosca Knoll entered into a revolving credit facility (the "Viosca Knoll Credit Facility") with a syndicate of commercial banks to provide up to $100 million for the addition of compression to the Viosca Knoll system and for other working capital needs of Viosca Knoll, including funds for a one-time distribution of $25 million to its partners. Viosca Knoll's ability to borrow money under the facility is subject to certain customary terms and conditions, including borrowing base limitations. The Viosca Knoll Credit Facility is secured by a substantial portion of Viosca Knoll's assets and matures on December 20, 2001. As of March 31, 1998, Viosca Knoll had $60.0 million outstanding under its credit facility bearing interest at an average floating rate of 6.4% per annum. Currently, approximately $22.9 million of additional funds are available under the Viosca Knoll Credit Facility.

The Partnership owns an interest in and is operator of three producing oil and gas leases in the Gulf. The Viosca Knoll Block 817 wells (75% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 49 MMcf of gas per day. Pursuant to the Redemption Agreement, the Partnership has agreed to acquire the remaining 25% working interest in Viosca Knoll Block 817. The Garden Banks Block 72 wells (50% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 1,965 barrels of oil and 8 MMcf of gas per day. The Garden Banks Block 117 wells (50% working interest owned by the Partnership) are currently producing a gross aggregate average of approximately 1,975 barrels of oil and
3.7 MMcf of gas per day.

Uses of Cash. The Partnership's capital requirements consist primarily of (i) quarterly distributions to holders of Preference Units and Common Units and to Leviathan as general partner, including Incentive Distributions, as applicable,
(ii) expenditures for the maintenance of its pipelines and related infrastructure and the acquisition and construction of additional pipelines and related facilities for the gathering, transportation and processing of oil and gas in the Gulf, (iii) expenditures related to its producing oil and gas properties, (iv) management fees and other operating expenses, (v) contributions to Equity Investees as required to fund capital expenditures for new facilities,
(vi) debt service on its outstanding indebtedness and (vii) the payment of the appreciation of Unit Rights that will fully vest as a result of the "change of control" occurring upon the closing of the Merger.

For every full quarter since its inception, the Partnership has declared and subsequently paid a cash distribution to holders of Preference Units and Common Units an amount equal to or exceeding the Minimum Quarterly Distribution (as described in the Partnership Agreement) per Unit per quarter. See the discussion below relative to the conversion of Preference Units to Common Units. At the current distribution rate of $0.525 per Unit, the quarterly Partnership distributions total $16.0 million in respect of the Preference Units, Common Units and general partner interest ($64.0 million on an annual basis, including $26.1 million to Leviathan). The Partnership believes that it will be able to continue to pay at least the current quarterly distribution of $0.525 per Preference and Common Unit for the foreseeable future.

The Preference Units are currently entitled to receive from Available Cash, as defined in the Partnership Agreement, a Minimum Quarterly Distribution for each quarter of $0.275 per Preference Unit, plus any arrearage in the payment of the Minimum Quarterly Distribution for prior quarters, before any distribution of Available Cash is made to holders of Common Units for such quarter. In May 1998, the Partnership notified the holders of its Preference Units of their right to convert their Preference Units into an equal number of Common Units, provided that, on August 5, 1998, after giving effect to the conversion of all Preference Units as to which a notice of conversion had been timely received by the Partnership, there were at least 2,000 holders of 100 or more Common Units of the Partnership (the "Liquidity Condition"). Subject to the satisfaction of the Liquidity Condition, after August 5, 1998, Preference Units will not be entitled to (i) any cash distributions in excess of the minimum quarterly distribution of $0.275 per Unit or (ii) any distribution preferences over the Common Units, and the preference period will end. Subject to the satisfaction of the Liquidity Condition, holders of Preference Units must convert to Common Units in order to participate in (i) any cash distributions above the minimum quarterly distributions of $0.275 per Unit or (ii) future increases of such distributions of the Partnership, if any. The Partnership anticipates that substantially all of the holders of the Preference Units will elect to convert their Preference Units into Common Units since the current quarterly distributions are significantly in excess of the minimum quarterly distribution; however, no assurance can be made that the current quarterly distribution rate will be increased or maintained. If less than all of the Preference Units are converted into Common Units as of August 5, 1998, the Partnership must again notify the remaining holders of the Preference Units of their right to convert their Preference Units into Common Units once each year for another two years.

Distributions by the Partnership of its Available Cash are effectively made 98% to Unitholders and 2% to Leviathan, as general partner, subject to the payment of Incentive Distributions to Leviathan. As an incentive, the general partner's interest in the portion of quarterly cash distributions in excess of $0.325 per Unit and less than or equal to $0.375 per Unit is increased to 15%. For quarterly cash distributions over $0.375 per Unit but less than or equal to $0.425 per Unit, the general partner receives 25% of such incremental amount and for all quarterly cash distributions in excess of $0.425 per Unit, the general partner receives 50% of the incremental amount. For the three months ended March 31, 1998, the Partnership paid Leviathan Incentive Distributions totaling $2.4 million and will pay Leviathan an Incentive Distribution of $3.0 million in May 1998.

The Partnership anticipates that its capital expenditures and equity investments for the remaining portion of 1998 will relate to continuing acquisition and construction activities including the construction and installation of a new platform and processing facilities at East Cameron Block 373. This platform, which the Partnership placed in service in April 1998 at a cost of approximately $32 million, is strategically located to exploit reserves in the East Cameron and Garden Banks area of the Gulf and is the terminus for an extension of the Stingray system. The Partnership anticipates funding such cash requirements primarily with available cash flow and borrowings under the Partnership Credit Facility.

In 1995, the Partnership adopted the Unit Rights Appreciation Plan (the "Plan") to provide the Partnership with the ability of making awards of Unit Rights, as hereinafter defined, to certain officers and employees of the Partnership or its affiliates as an incentive for these individuals to continue in the service of the Partnership or its affiliates. Under the Plan, the Partnership has granted to certain officers and employees of the Partnership or its affiliates the right to purchase, or realize the appreciation of, a Preference Unit or Common Unit (see above) (a "Unit Right"), pursuant to the provisions of the Plan. As of March 31, 1998, a total of 1,200,000 Unit Rights had been granted under the Plan. The exercise prices of the Preference Units covered by the Unit Rights granted pursuant to the Plan range from $15.6875 to $21.50, the closing prices of the Preference Units as reported on the New York Stock Exchange on the date the Unit Rights were granted. As of March 31, 1998, the Partnership had accrued $5.7 million related to the appreciation and vesting of the outstanding Unit Rights. However, as a result of the "change of control" occurring upon the closing of the Merger discussed in Note 2, the Unit Rights will fully vest and the Partnership will be obligated to pay the holders of the Unit Rights an amount equal to the difference between the grant price of the Preference Units and the closing price of the Preference Units on the date of the Merger, or a date otherwise specified. The closing price of the Preference Units on May 11, 1998 was $29 15/16 per Unit.

Any substantial capital expenditures by Stingray, POPCO and Viosca Knoll are anticipated to be funded by borrowings under their respective credit facilities. The Partnership's cash capital expenditures and equity investments for the three months ended March 31, 1998 were $16.6 million. The Partnership may in the future contribute existing assets to new joint ventures as partial consideration for its ownership interest therein.

Interest costs incurred by the Partnership related to the Partnership Credit Facility totaled $4.2 million for the three months ended March 31, 1998. The Partnership capitalized $0.5 million of such costs in connection with construction projects during the period.

TATHAM OFFSHORE

Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from existing operations. At March 31, 1998, Tatham Offshore had $2.3 million of cash and cash equivalents. See "-- Liquidity Outlook."

Cash from continuing operations is derived primarily from production from Tatham Offshore's working interest in Viosca Knoll Block 817, which is currently producing a total of approximately 49 MMcf of gas per day. Tatham Offshore's current 25% working interest in the Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the nine months ended March 31, 1998, Tatham Offshore's net revenue from this property was reduced by $1.2 million of production payment obligations.

Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 38% working interest in West Delta Block 35, which is currently producing at a rate of approximately 8 MMcf of gas and 16 barrels of oil per day.

In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of Tatham Offshore common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of Tatham Offshore common stock to DeepTech in March 1998.

Revenue from currently producing properties will need to be replaced by revenue from other sources. Tatham Offshore will receive proceeds from the Rights Offering, if consummated, if the net proceeds exceed the total of (i) $75.0 million and (ii) the amount of certain estimated tax payments of Tatham Offshore. See "-- Liquidity Outlook."

Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (iii) platform access fees and processing and commodity charges payable to the Partnership,
(iv) payments due under the management agreement with DeepTech and (v) expenditures related to its Atlantic Canada projects. See "-- Liquidity Outlook."

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. For the nine months ended March 31, 1998, Tatham Offshore was charged $3.3 million in management fees pursuant to this agreement. If the transactions contemplated by the Redemption Agreement are consummated, the management fees charged to Tatham Offshore by DeepTech will be reduced by 50% effective retroactively to January 1, 1998. See "-- Liquidity Outlook."

North Atlantic Pipeline Partners, L.P. ("North Atlantic"), an indirect wholly-owned subsidiary of Tatham Offshore, is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. Through March 31, 1998, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic, has incurred $10.4 million of pre-developmental costs in connection with such project and related infrastructure projects. Tatham Offshore anticipates that pre-developmental costs associated with the North Atlantic pipeline project could reach approximately $12.0 million by late 1998 and the ultimate capital costs of the project, if approved, could be in excess of several billion dollars. See "-- Liquidity Outlook."

Liquidity Outlook. In order to improve liquidity and partially address its current capital requirements, Tatham Offshore entered the Restructuring Agreement with DeepTech whereby DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt.

Tatham Offshore currently intends to fund its immediate cash requirements with cash on hand and cash from existing operations. Tatham Offshore generated approximately $0.9 million in positive operating cash flow for the nine months ended March 31, 1998.

Tatham Offshore is refocusing its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. Currently, Tatham Offshore has entered into contracts and other agreements which, if consummated, will allow Tatham Offshore to (i) divest itself of its oil and gas properties and related assets located in the Gulf, (ii) operate independently of DeepTech, (iii) acquire two semisubmersible drilling rigs and (iv) redeem its Senior Preferred Stock. See
Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Recent Events." Tatham Offshore believes that the Atlantic Canada region offers significant investment opportunities and Tatham Offshore plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments.

Prospectively, Tatham Offshore's material assets will consist primarily of stock of and notes receivable from its subsidiaries. Tatham Offshore expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses, service its debt and satisfy its other obligations.

Tatham Offshore's primary uses of cash after the consummation of the Merger and Rights Offering will consist of (i) expenses associated with operating its offshore drilling services business, (ii) acquisition, operating and other expenditures with potential opportunities, including the North Atlantic pipeline project, (iii) expenditures required to service debt, including the approximately $60.0 million of rig related debt Tatham Offshore will assume in connection with the Merger related transactions and (iv) general and administrative costs, including the costs of hiring and maintaining a management team and support personnel.

Additionally, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") currently markets, manages, mans and operates the two semisubmersible drilling rigs that are being conveyed to Tatham Offshore under management agreements. However, if the management agreement(s) with Sedco Forex are not renewed or extended or are terminated by Sedco Forex, Tatham Offshore does not currently have the ability to operate the rigs and would be required to engage a new operator. There can be no assurances that Tatham Offshore could find, within a reasonable period of time, an alternate company to manage and operate the rigs for a reasonable fee.

After the Merger, Atlantic Canada opportunities, if realized, will require Tatham Offshore to raise substantial capital (equity, debt or both) or enter into other arrangements (such as joint ventures) to allow Tatham Offshore to generate operating cash flow to fund on-going activities and operations. The ability of Tatham Offshore to satisfy its future capital needs with respect to its planned Atlantic Canada strategy will depend upon its ability to raise additional capital and to implement its business strategy successfully. Tatham Offshore does not currently possess the capital necessary to implement its Atlantic Canada business strategy completely, and there can be no assurances Tatham Offshore will be able to obtain sufficient capital for any or all of its planned projects. Further, there can be no assurances that these projects and other opportunities will prove to be economical or that they will occur. Many of the Atlantic Canada projects will require government approvals, almost all of which Tatham Offshore has yet to receive. Moreover, if there are developments that Tatham Offshore determines to be indicative of a lack of reasonable opportunity to realize benefits for Tatham Offshore's stockholders, then Tatham Offshore will pursue other opportunities, wherever located, as Tatham Offshore determines to be in its best interests.

In the event that The Nasdaq National Market delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock and Tatham Offshore's ability to access equity markets in the future. See Item 1. "Consolidated Financial Statements -- Notes to the Consolidated Financial Statements -- Note 8 -- Commitments and Contingencies -- Tatham Offshore."

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 27, 1998, six DeepTech stockholders, representing more than 50% of the outstanding shares of DeepTech common stock, approved the Agreement and Plan of Merger among El Paso Natural Gas Company, El Paso Acquisition Company and DeepTech.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  10.1     Agreement and Plan of Merger, dated as of February
                           27, 1998, among El Paso Natural Gas Company, El Paso
                           Acquisition Company and DeepTech International Inc.

                  10.2 Contribution and Distribution Agreement, dated as of February 27, 1998 among DeepTech International Inc.,
                           DeepFlex Production Services, Inc., El Paso Natural
                           Gas Company and Tatham Offshore, Inc.

                  10.3 Standby Agreement, dated as of February 27, 1998, among DeepTech International Inc., Tatham Offshore,
                           Inc., Thomas P. Tatham, Tatham Brothers, LLC and El
                           Paso Natural Gas Company.

                  10.4     Form of Tax Sharing Agreement among DeepTech
                           International Inc., DeepFlex Production Services,
                           Inc. and Tatham Offshore, Inc.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DEEPTECH INTERNATIONAL INC.


Date:  May 14, 1998                  /s/ LARI PARADEE
                                     ---------------------------------------
                                     Lari Paradee
                                     Vice President - Controller
                                     (Principal Accounting Officer)




Date:  May 14, 1998                  /s/ DENNIS A. KUNETKA
                                     --------------------------------------
                                     Dennis A. Kunetka
                                     Senior Vice President - Corporate Finance

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
-------                  -----------
 10.1     Agreement and Plan of Merger, dated as of February 27, 1998, among El
          Paso Natural Gas Company, El Paso Acquisition Company and DeepTech
          International Inc.

 10.2 Contribution and Distribution Agreement, dated as of February 27, 1998 among DeepTech International Inc., DeepFlex Production Services, Inc.,
          El Paso Natural Gas Company and Tatham Offshore, Inc.

 10.3     Standby Agreement, dated as of February 27, 1998, among DeepTech
          International Inc., Tatham Offshore, Inc., Thomas P. Tatham, Tatham
          Brothers, LLC and El Paso Natural Gas Company.

 10.4     Form of Tax Sharing Agreement among DeepTech International Inc.,
          DeepFlex Production Services, Inc. and Tatham Offshore, Inc.

 27       Financial Data Schedule